Form 10QSB
period 2005-01-31
CHUBASCO RESOURCES CORP.
filed 2005-03-17
CIK 1296001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          For the quarterly period ended January 31, 2005

☐    Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                          For the transition period ____________ to _______________

                                     Commission File Number     333-119632

Chubasco Resources Corp.
(Exact name of small Business Issuer as specified in its charter)

Nevada	43-2053462
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

509-4438 West 10th Avenue, Vancouver, B.C., Canada V6R 4R8
(Address of principal executive officers)
(604) 669-9740
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☐ Yes ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
10,016,500 shares of common stock, $0.001 par value outstanding as of March 15, 2005.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended January 31, 2005 are not necessarily indicative of the results that can be expected for the year ending July 31, 2005.

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005
(Stated in U.S. Dollars)

CHUBASCO RESOURCES CORP.
Financial statements
For the 3 Months Ended January 31, 2005

INDEX

Interim Consolidated Balance Sheet	F - 1

Interim Consolidated Statement of Operations	F - 2

Interim Consolidated Statement of Cash Flows	F - 3

Interim Consolidated Statement of Stockholder’s Equity	F - 4

Notes to the Interim Consolidated Financial Statements	F - 5

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED BALANCE SHEET

(Stated in U.S. Dollars)

	JANUARY 31	JULY 31
	2005	2004
		(Audited)
ASSETS

Current
Cash	$68,310	$102,496
Prepaid expenses	130	-
	68,440	102,496

LIABILITIES

Current
Accounts payable and accrued liabilities	$9,181	$9,495
Due to related party	-	2,647
	9,181	12,142

STOCKHOLDERS’ EQUITY

Share Capital (Note 4)
Authorized:
90,000,000 common shares with a par value of $0.001 per share
10,000,000 preferred shares with a par value of $0.001 per share

Issued and outstanding:
10,016,500 common shares	10,017	10,017

Additional paid-in capital	91,708	91,708

Other Comprehensive Income	2,073	2,073

Deficit Accumulated During The Exploration Stage	(44,539)	(13,444)
	59,259	90,354

	$68,440	$102,496

Commitments (Note 5)
The accompanying notes are an integral part of these consolidated financial statements

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					APRIL 27
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	JANUARY 31		JAUNARY 31		JANUARY 31
	2005	2004	2005	2004	2005

Expenses
Interest and bank charges	$31	$-	$102	$-	$251
Exploration costs	$5,000	-	7,358	-	7,358
Professional fess	10,299	-	16,329	-	25,724
Office and administration	3,900		7,306		11,206

Net Loss For The Period	$19,230	$-	$31,095	$-	$44,539

Basic and Diluted Loss Per Share	$(0.01)	$-	$(0.01)	$-

Weighted Average Number Of Shares Outstanding	10,016,500	-	10,016,500	-

The accompanying notes are an integral part of these consolidated financial statements

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

					CUMULATIVE
					PERIOD FROM
					DATE OF
					INCEPTION
					APRIL 27
	THREE MONTHS ENDED		SIX MONTHS ENDED		2004 TO
	JANUARY 31		JANUARY 31		January 31
	2005	2004	2005	2004	2005

Cash Flows From Operating Activities
Net loss for the period	$(19,230)	$-	$(31,095)	$-	$(44,539)

Adjustments To Reconcile Net Loss To Net Cash Used By Operating Activities
Increase in prepaid expenses	-	-	(130)	-	(130)
Increase (decrease) in accounts payable and accrued liabilities	1,482	-	(314)	-	9,181
	(17,748)	-	(31,539)	-	(35,488)

Cash Flows From Financing Activities
Advances from (repayments) to related party	-	-	(2,647)	-	-
Sale of common stock	-	-	-	-	101,725
	-	-	(2,647)	-	101,725

Foreign Exchange Effect On Cash	-	-	-	-	2,073
	-	-	-	-	2,073

(Increase) Decrease In Cash	17,748	-	34,186	-	68,310

Cash, Beginning Of Period	86,058	-	102,496	-	-

Cash, End Of Period	$68,310	$-	$68,310	$-	$68,310

The accompanying notes are an integral part of these consolidated financial statements

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(Stated in U.S. Dollars)

					CUMULATIVE
					DEFICIT, PERIOD
					FROM DATE OF
	COMMON STOCK				INCEPTION
	NUMBER			ACCUMULATED	APRIL 27, 2004
	OF		ADDITIONAL	OTHER	TO
	COMMON	PAR	PAID-IN	COMPREHENSIVE	JANUARY
	SHARES	VALUE	CAPITAL	INCOME	31, 2005	TOTAL

Balance, April 27, 2004 (Date of incorporation)	-	$-	$-	$-	$-	$-

May 14, 2004 - Shares issued for cash at $0.01	6,800,000	6,800	61,200	-	-	68,000

June 8, 2004 - Shares issued for cash at $0.01	3,210,000	3,210	28,890	-	-	32,100

July 30, 2004 - Shares issued for cash at $0.25	6,500	7	1,618	-	-	1,625

Foreign currency translation adjustment	-	-	-	2,073	-	2,073

Net loss for the period	-	-	-	-	(13,444)	(13,444)

Balance, July 31, 2004	10,016,500	10,017	91,708	2,073	(13,444)	90,354

Net loss for the period	-	-	-	-	(31,095)	(31,095)
Balance, January 31, 2005	10,016,500	$10,017	$91,708	$2,073	$(44,539)	$59,259

The accompanying notes are an integral part of these consolidated financial statements

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

1.    BASIS OF PRESENTATION

The unaudited interim consolidated financial statements as of January 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these consolidated financial statements be read in conjunction with the July 31, 2004 audited financial statements and notes thereto.

2.    OPERATIONS

a)  Organization

Chubasco Resources Corp. (“Chubasco” or the “Company”) was incorporated under the laws of the State of Nevada, U.S.A., on April 27, 2004. The Company’s principal executive offices are in Vancouver, British Columbia. The Company’s year-end is July 31, 2004.

b)  Exploration Stage Activities

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resource properties. The Company has not commenced business operations.

c)  Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.

As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $44,539 for the period from April 27, 2004 (inception) to Jaunary 31, 2005, and has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its natural resource properties. Management has plans to seek additional capital through a private placement and public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgement.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)  Principles of Consolidation

These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Chub Exploration Ltd. (a British Columbia corporation). All significant intercompany balances and transactions have been eliminated on consolidation.

b) Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At January 31, 2005, the Company had no cash equivalents.

c)  Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash. The Company’s cash is held at a Canadian chartered bank, which has deposit insurance of $45,300 (CDN$60,000), thus limiting the amount of credit exposure.

d)  Fair Value of Financial Instruments

The carrying value reflected in the balance sheet for cash, prepaid expenses, accounts payable, and due to related party approximate their fair values because of the short-term nature of these instruments.

e)  Revenue Recognition

Gold, silver or other mineral sales will be recognized when title passes to the purchaser and delivery occurs.

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

f)  Mineral Property Option Payments and Exploration Costs

The Company will expense all costs related to the maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves.

g)  Foreign Currency Translation

The Company’s functional currency is the Canadian dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

i)      monetary items at the rate prevailing at the balance sheet date;
ii)     non-monetary items at the historical exchange rate;
iii)	revenue and expense at the average rate in effect during the applicable accounting period.

The resulting cumulative translation adjustments have been recorded as a separate component of stockholders’ equity and the resulting transaction gains and losses are included in the statement of operations.

h) Comprehensive Income

The Company presents comprehensive income in its statement of stockholders’ equity. Total comprehensive income includes changes in equity that are excluded from the statements of operations and are recorded directly into a separate section of stockholders’ equity on the balance sheet.

i) Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 - “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At January 31, 2005 the Company has no stock equivalents that were dilutive and included in the earnings per share computation.

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

3.    SIGNIFICANT ACCOUNTING POLICIES (Continued)

j) Reclamation and Abandonment Costs

The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”) - “Accounting for Asset Retirement Obligations” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

This Statement establishes a uniform methodology for accounting for estimated reclamation and abandonment costs whereby reclamation and closure costs including site rehabilitation will be recorded at the estimated present value of reclamation liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated to expense over the life of the related assets and will be adjusted for changes resulting from the passage of time and revisions to either the timing or the amount of the original present value estimate. The Company’s adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

4.    COMMON STOCK

On May 14, 2004, the Company sold 6,800,000 shares of its common stock at $0.01 per share for cash.

On June 8, 2004, the Company sold 3,210,000 shares of its common stock at $0.01 per share for cash.

On July 30, 2004, the Company sold 65 units at $25.00 per unit, each unit consisting of 100 common shares of the Company.

5.	COMMITMENTS

On August 2, 2004, the Company formed a wholly-owned subsidiary, known as Chub Exploration Ltd. (formerly 700507 BC Ltd.), a company incorporated in British Columbia, Canada.

On September 14, 2004, Chub Exploration Ltd. entered into a property acquisition agreement with Marvin A. Mitchell and Mitchell Geological Services whereby Mitchell Geological Services was appointed Operator of the Chub Mineral Claims (the “Property”). The Property consists of fourteen mineral claims within the Similkameen Mining Division of British Columbia. Prior to the Completion Date (when the appointed Management Committee is satisfied that the proposed mine is ready for commercial production), Chub Exploration Ltd. must incur aggregate Exploration Expenditures of not less than $9,020 on or before December 31, 2005.

CHUBASCO RESOURCES CORP.
(An Exploration Stage Company)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2005

(Stated in U.S. Dollars)

5.    COMMITMENTS (Continued)

If Chub Exploration Ltd.’s Exploration Expenditures exceed $9,120, those expenditures are subject to the Joint Venture Agreement. Upon Completion Date, or as they may sooner agree, Chub Exploration Ltd. and Mitchell Geological Services will enter into the Joint Venture Agreement. Under the Joint Venture Agreement, Chub Exploration Ltd. will have 85% of the rights to the Property and Mitchell Geological Services will have 15% of the rights to the Property.

Item 2. Plan of Operations

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, cave-ins, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Overview

We are in the business of mineral exploration. On September 14, 2004, we acquired through our agent, Mr. Marvin A. Mitchell, P.Eng., a 100% interest in fourteen mineral claims which we refer to as the Chub mineral claims. We purchased the Chub mineral claims based upon a geological report prepared by Mr. Eric A. Ostensoe, P. Eng., our consulting geologist. We hold these claims pursuant to a Bill of Sale Absolute between Mr. Mitchell our agent, and our wholly owned subsidiary, Chub Explorations Ltd. We refer to our subsidiary as CEL. In order to minimize cost and any inconvenience, we have not registered the Chub mineral claims in the name of CEL with the B.C. Mineral Titles Branch. Our agent’s firm, Mitchell Geological Services Inc., is the operator of the property and is responsible for filing geological assessment reports with the B.C. Mineral Titles Branch in respect of our exploration expenditures. The Chub mineral claims are located near the town of Tulameen in the Similkameen Mining Division of the Province of British Columbia. On September 14, 2004, we entered into a Property Acquisition Agreement (“Property Acquisition Agreement”). Pursuant to the Property Acquisition Agreement, we have received and executed a Bill of Sale Absolute in the proper form transferring all rights, title and interest in the Chub Mineral Claims to CEL.

On September 14, 2004, we also entered into a Property Operating Agreement (‘Property Operating Agreement”). Pursuant to this Property Operating Agreement, Mitchell Geological Services Inc. became our operator and will thus oversee our initial phase mineral exploration project conducted on the Chub mineral claims in exchange for a 15% joint venture interest in the claims. The 15% being paid to Mitchell Geological Services Inc. is dependent upon it serving as operator for the duration of our initial exploration program on the property.

The Property Operating Agreement obligates us to incur exploration expenditures of no more than $9,120, on our first phase exploration program. Any exploration costs in excess of $9,120 will require our prior approval and we will be required to pay only 85% of the additional costs.

Plan of Operation

Our business plan is to proceed with the exploration of the Chub mineral claims to determine whether there are commercially exploitable reserves of copper, lead/zinc, gold or other metals. We have commenced our exploration program and embarked upon the initial phase as recommended by our firm of consulting geologists. The initial phase of the recommended geological exploration program will cost approximately $9,120. We have formed a wholly owned subsidiary, Chub Exploration Ltd., a British Columbia corporation, which we refer to as CEL. It was formed for the purpose of conducting our mineral exploration program on our behalf. We have transferred our 100% interest in the Chub mineral claims and in the exploration program to CEL. We had $59,259 in working capital as of January 31, 2005. Accordingly, we are able to proceed through the initial stage of the exploration program without additional financing. The program will be overseen in the field by Mr. Erik Ostensoe, our consulting geologist.

We acquired a 100% undivided interest in the Chub mineral claims on September 14, 2004 and proceeded with the initial exploration program as recommended by our consulting geologist. Our interest in the claims will be reduced to 85% should our operator remain the operator for the duration of our initial exploration period.

We have sufficient cash reserves to proceed with the initial phase of our exploration program. The anticipated cost of the initial phase of the exploration program was $9,120. We have commenced the initial phase of the exploration program and completed only the research of public exploration documents. Due to inclement weather, we have not commenced the field work phase of our initial exploration program. We expect that this work will be completed prior to the end of March 2005. The report of our consulting geologist is expected to be available by April, 2005. To date, we have advanced $5,000 to our operator in respect of his services in conducting our mineral exploration program on the Chub mineral claims. Once we receive these results of our initial exploration program, our board of directors, in consultation with our consulting geologist, Mr. Erik A. Ostensoe, will assess whether to proceed with any further exploration. In making this determination to proceed with a further exploration program, we will make an assessment as to whether the results of the initial exploration phase are sufficiently positive to enable us to proceed. This assessment will include an evaluation of our cash reserves after the completion of the initial exploration phase, the price of minerals and the market for financing of mineral exploration projects at the time of our assessment.

In the event the results of our initial exploration program prove not to be sufficiently positive to proceed with a further exploration on the Chub mineral claims, we intend to seek out and acquire other North American mineral exploration properties which, in the opinion of our consulting geologist, offer attractive mineral exploration opportunities. Presently, we have not given any consideration to the acquisition of other exploration properties because we have only recently commenced our initial exploration program and have not received any results.

Should a follow-up exploration program be undertaken, it would likely commence in April, 2005 and we would expect our consulting geologists’ report by mid-June, 2005. The second phase of the exploration program would entail exploration work similar to the exploration work in the initial phase. The second phase will involve a continuation of the initial phase word and will be focused on specific targets that have been identified. For this reason, the cost and scope of this second exploration program would likely be similar to the initial program. As a result, the second phase of the exploration program could be undertaken without the need for us to raise additional funding.

A third exploration program, if undertaken, would likely commence in the late summer or early fall of 2005, and would likely include preparation of grid of closely spaced lines to enable completion of detailed surveys, including geophysical surveys and further sampling. We would expect the results of this program to be available in November 2005. It is anticipated that a third phase of exploration is likely to include preparation of a grid of closely spaced lines to enable completion of detailed surveys, including magetomer surveys, further soil geochemical sampling and possibly induced polarization surveys. The objective of that stage of work is to identify areas that have a strong likelihood of hosting mineral deposits that can be explored using diamond drilling methods. The cost would be approximately $38,000.

The following are estimated costs of each aspect of the third phase of the exploration program:

6 miles of slashed, flagged and picketed grid lines	$4,000
6 miles of magnetometer survey using proton magnetometer, readings at 75 yard spacing	$3,200
Instrument rental re magnetometer survey	$ 320
Labor cost of 6 miles of induced polarization/resistivity survey	$6,200
Allowance for geophysical consulting services in supervising, interpreting and reporting geophysical survey data	$3,200
Geochemical soil survey of grid with sample spacing 75 meters Labor cost of 400 soil samples	$3,200
consumables, soil bags, tools	$ 160
analytical costs - 400 samples	$5,500
Additional costs - vehicle rentals and expenses, living costs for crew	$3,200
Allowance for project supervision and reporting results to management	$5,600
Probable cost of Phase 3 field work	$34,580
Contingency allowance for unforeseen expenditures @ 10%	$ 3,458
Total cost	$38,038

In the event we determined to conduct this third exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs.

Upon the completion of this first exploration program, or any additional programs, which are successful in identifying mineral deposits, will have to spend substantial funds on further drilling and engineering studies before we know that we have a mineral reserve. A mineral reserve is a commercially viable mineral deposit.

During this exploration stage Mr. Young, our President, will only be devoting approximately five hours per week of his time to our business. We do not foresee this limited involvement as negatively impacting our company over the next twelve months as all exploratory work is being performed by outside consultants. If, however, the demands of our business require more business time of Mr. Young such as raising additional capital or addressing unforeseen issues with regard to our exploration efforts, he is prepared to adjust his timetable to devote more time to our business. However, he may not be able to devote sufficient time to the management of our business, as and when needed.

In the event that we require additional funding, we anticipate that such funding will be in the form of equity financing from the sale of our common stock. However, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund additional phases of the exploration program, should we decide to proceed. We believe that debt financing will not be an alternative for funding any further phases in our exploration program. The risky nature of this enterprise and lack of tangible assets places debt financing beyond the credit-worthiness required by most banks or typical investors of corporate debt until such time as an economically viable mine can be demonstrated. We do not have any arrangements in place for any future equity financing.

We anticipate that we will incur the following expenses over the next twelve months:

1.	$9,120 in connection with the completion of the initial phase of our recommended geological work program
2.	$9,120 in connection with the completion of the second phase of our recommended geological work program
3.	$38,000 in connection with the completion of the third phase of our recommended geological work program
4.
$44,000 for operating expenses. Of this amount we plan to spend approximately $25,000 on general, legal, accounting and administrative expenses associated with our becoming a reporting issuer under the Securities Exchange Act of 1934 and approximately $19,000 relating to working capital. Of the expenditures expected to be made from working capital, we have allocated $15,600 to office services to be provided by Pendrell Management Corp. and $1,140 for geological consulting services.

We had working capital in the amount of $59,259 as of January 31, 2005. Our total expenditures over the next twelve months are anticipated to be approximately $100,240. In the event we determined to conduct this third exploration program, we will need to raise the entire amount of the exploration program along with additional funds to meet ongoing working capital needs. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time.

We do not have plans to purchase any significant equipment or change the number of our employees during the next twelve months. Accordingly, after the next twelve months, we will need to obtain additional financing for any new significant operational or exploratory expenses.

Off Balance Sheet Arrangements

As of January 31, 2005, there were no off balance sheet arrangements.

Results of Operations for Period Ending January 31, 2005

We did not earn any revenues from inception through the period ending January 31, 2005. We do not anticipate earning revenues until such time as we have entered into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our properties, or if such resources are discovered, that we will enter into commercial production of our mineral properties.

We incurred operating expenses in the amount of $19,230 for the three months ended January 31, 2005.
These operating expenses included professional fees in the amount of $10,299, exploration costs in the amount of $5,000, and office and administration expenses in the amount of $3,900. The professional fees incurred for the three month period ended January 31, 2005 primarily consisted of legal fees.

We incurred operating expenses in the amount of $31,095 for the six months ended January 31, 2005.

These operating expenses included professional fees in the amount of $16,329, exploration costs in the amount of $7,358, and office and administration expenses in the amount of $7,306.

Since our inception, we incurred operating expenses in the amount of $44,539. Given that we were incorporated on April 27, 2004, there is no comparable information available for the same reporting period in the prior year.

We anticipate our operating expenses will increase as we undertake our plan of operations. The increase will be attributable to undertaking the additional phases of our geological exploration program and the professional fees that we will incur in connection with the filing of a registration statement with the Securities Exchange Commission under the Securities Act of 1933. We anticipate our ongoing operating expenses will also increase once we become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

We had cash of $68,310 and working capital of $59,529 as of January 31, 2005. As of our first fiscal year end on July 31, 2004, we had cash of $102,496 and working capital of $90,354.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities beyond the second phase of our exploration program. We have not taken any specific steps nor have any specific plans to raise additional capital at the present time. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Item 3.  Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Scott Young. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On February 24, 2005, the registration statement filed on Form SB-2 (Commission file number 333-119632) was declared effective. We will not receive any proceeds from the sale of the common stock by the selling shareholders whose shares of common stock were registered.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation [1]
3.2	Amended Articles of Incorporation [1]
3.3	By-laws [1]
4.1	Sample Share Certificate [1]
10.1	Property Acquisition Agreement dated September 14, 2004 between Chub Exploration Ltd. and Mr. Marvin A. Mitchell [1]
10.2	Property Operating Agreement dated September 14, 2004 between Chub Exploration Ltd. and Mitchell Geological Services Inc. [1]
10.3	Amending Agreement to the Property Operating Agreement dated September 14, 2004 between Chub Exploration Ltd. and Mitchell Geological Services Inc. [2]
10.4	Bill of Sale Absolute between Marvin Mitchell and Chub Exploration Ltd. [2]
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
[1]	Previously filed as an exhibit to the Registration Statement on Form SB-2 filed on October 8, 2004
[2]	Previously filed as an exhibit to the Amendment No. 1 to the Registration Statement on Form SB-2 filed on December 1, 2004

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chubasco Resources Corp.

Date:      March 16, 2005

By:/s/ Scott Young
           Scott Young,
           President and Director
           Chief Executive Officer and Chief Financial Officer
           (Principal Executive Officer)
           (Principal Accounting Officer)