Form 10QSB
period 2005-04-30
CHUBASCO RESOURCES CORP.
filed 2005-06-14
CIK 1296001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

                                   For the quarterly period ended April 30, 2005
                                                                  --------------

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of
     1934

                            For the transition period from _________ to_________

                                               Commission File Number 333-119632
                                                                      ----------

                            CHUBASCO RESOURCES CORP.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                43-2053462
           ------                                ----------
(State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

           509-4438 WEST 10TH AVENUE, VANCOUVER, B.C., CANADA V6R 4R8
           ----------------------------------------------------------
                    (Address of principal executive officers)

                                 (604) 669-9740
                                 --------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check  whether the issuer (1) filed all reports  required to be filed by Section
13 or 15(d) of the  Securities  Exchange  Act of 1934  during the  preceding  12 months (or for such  shorter  period  that the issuer was  required to file such reports),  and (2) has been subject to such filing  requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest  practicable  date:
10,016,500 shares of common stock, $0.001 Par value outstanding as
--------------------------------------------------------------------------------
of April 30, 2005.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

                         PART I - FINANCIAL INFORMATION

Item 1:   Financial Statements                                                 3
Item 2:   Plan of Operation                                                    4
Item 3:   Controls and Procedures                                              9

                           PART II - OTHER INFORMATION

Item 1:   Legal Proceedings                                                   10
Item 2:   Unregistered Sales of Equity Securities and Use of Proceeds         10
Item 3:   Defaults Upon Senior Securities                                     10
Item 4:   Submission of Matters to a Vote of Security Holders                 10
Item 5:   Other Information                                                   10
Item 6:   Exhibits                                                            10

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
Operating  results for the nine months ended April 30, 2005 are not  necessarily indicative  of the  results  that can be  expected  for the year ending July 31,
2005.

ITEM 2.   PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Historical  results  and  trends  should  not be taken as  indicative  of future operations.  Management's  statements  contained  in this  report  that  are not historical facts are  forward-looking  statements  within the meaning of Section
27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934,  as amended.  Actual  results may differ  materially  from those  included in the  forward-looking  statements.  The Company  intends  such forward-looking  statements  to be covered  by the  safe-harbor  provisions  for forward-looking statements contained in the Private Securities Litigation Reform
Act of 1995,  and is including  this  statement  for purposes of complying  with those safe-harbor  provisions.  Forward-looking  statements,  which are based on certain  assumptions and describe future plans,  strategies and  expectations of the Company, are generally identifiable by use of the words "believe," "expect,"
"intend,"   "anticipate,"   "estimate,"   "project,"   "prospects,"  or  similar
expressions.  The Company's  ability to predict  results or the actual effect of future plans or strategies is inherently  uncertain.  Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated  basis include,  but are not limited to:  unanticipated  problems relating to exploration,  hazards such as pollution,  cave-ins, or other hazards which cannot be insured  against or predicted,  changes in economic  conditions,
availability  of  capital,   competition,   and  generally  accepted  accounting
principles.  These risks and  uncertainties  should be  considered in evaluating forward-looking  statements  and  undue  reliance  should  not be placed on such statements.  Further  information  concerning  the  Company  and  its  business,
including   additional  factors  that  could  materially  affect  the  Company's financial  results,  is included  herein and in the Company's other filings with the Securities and Exchange Commission.

OVERVIEW

Our original  business plan was to engage in mineral  exploration.  On September
14, 2004, we acquired through our agent, Mr. Marvin A. Mitchell, P. Eng., a 100%
interest  in  fourteen  mineral  claims  which we  refer to as the Chub  mineral claims.  We  purchased  the Chub mineral  claims based upon a geological  report prepared by Mr. Eric A. Ostensoe,  P. Eng., our  consulting  geologist.  We hold these claims pursuant to a Bill of Sale Absolute between Mr. Mitchell our agent, and our  wholly  owned  subsidiary,  Chub  Explorations  Ltd.  We  refer  to our subsidiary as CEL. In order to minimize cost and any  inconvenience,  we did not registered  the Chub  mineral  claims  in the name of CEL with the B.C.  Mineral
Titles  Branch.  Our agent's firm,  Mitchell  Geological  Services  Inc., is the operator of the property and is  responsible  for filing  geological  assessment reports  with the B.C.  Mineral  Titles  Branch in  respect  of our  exploration expenditures.  The Chub mineral  claims are located near the town of Tulameen in the  Similkameen  Mining  Division  of the  Province  of  British  Columbia.  On
September 14, 2004, we entered into a Property Acquisition  Agreement ("Property
Acquisition Agreement"). Pursuant to the Property Acquisition Agreement, we have received  and executed a Bill of Sale  Absolute in the proper form  transferring all rights, title and interest in the Chub Mineral Claims to CEL.

On September  14, 2004,  we also  entered  into a Property  Operating  Agreement
(`Property Operating Agreement"). Pursuant to this Property Operating Agreement,
Mitchell  Geological  Services  Inc.  became  our  operator  and was thus set to oversee our initial  phase  mineral  exploration  project  conducted on the Chub mineral claims in exchange for a 15% joint venture  interest in the claims.  The
15% being paid to  Mitchell  Geological  Services  Inc.  was  dependent  upon it serving as operator for the duration of our initial  exploration  program on the property.

The Property Operating Agreement obligated us to incur exploration  expenditures of no more  than  $9,120,  on our first  phase  exploration  program.  Our prior approval is required for any exploration  costs incurred in excess of $9,120 and we would be required to pay only 85% of those additional costs.

PLAN OF OPERATION

During the reporting  period,  our business plan was focused on proceeding  with the  exploration  of the Chub  mineral  claims to  determine  whether  there are commercially  exploitable reserves of copper,  lead/zinc,  gold or other metals.
Our  consulting  geologist  recommended  that  we  proceed  with a  three  phase exploration  program.  We commenced the initial phase of our exploration program as  recommended  by our firm of  consulting  geologists.  The  exploration  work performed to date consists of only the research of public exploration documents.
Due to  inclement  weather,  the  commencement  of the field  work  phase of our initial  exploration  program was  delayed.  We did not  commence the field work phase of our initial  exploration  program  during or subsequent to the reported period.

Subsequent to the reporting period, our management was presented with a business opportunity by the management of Relationserve  Inc. that upon evaluation proved more  interesting than our previous  business plan. As a result,  our management suspended its efforts in relation to the  exploration of the Chub mineral claims and entered into  negotiations  with  Relationserve.  After  conducting  its due
diligence  and  concluding   negotiations  it  was  determined  that  a  reverse
acquisition of Relationserve was less speculative and contained greater benefits for the Company than the unproven Chub mineral  claims.  In order to pursue this new business opportunity,  we terminated our exploration  activities and entered into an Agreement of Merger and Plan of Reorganization.

On  June  10,  2005,  our  Board  of  Directors  authorized  the  merger  of our wholly-owned subsidiary Reland Acquisition, Inc. ("Reland"), with Relationserve,
Inc., a Delaware corporation ("Relationserve").  On June 13, 2005, a Certificate
of Merger  was filed with the  Secretary  of State of the State of  Delaware  in order to  complete  the  merger,  and on June 14,  2005 we  changed  our name to
Relationserve,  Inc. Following the merger, Relationserve continued its existence as the surviving  corporation  to such merger and the business of  Relationserve became our primary business.

In  connection  with the merger we  acquired  all of the issued and  outstanding capital stock of Relationserve  in exchange for 13,126,000  shares of our common stock, and certain holders agreed to cancel 6,800,000  outstanding shares of our
common  stock  following  the  merger.  As  a  result,   Relationserve's  former
stockholders  became our majority  stockholders.  We also converted  warrants to purchase  6,550,000  shares of common stock of  Relationserve  into  warrants to purchase  6,550,000  shares  of our  common  stock  and we  assumed  a  $700,000 promissory note payable by Relationserve.

Relationserve  was  recently  formed  for  the  purpose  of  acquiring  internet marketing assets through  acquisitions.  During 2005 Relationserve  acquired the assets and certain liabilities of two companies,  Omni Point Marketing, LLC, and
Friendsand  LLC for a  combination  of cash and stock.  Relationserve  currently operates these businesses through two wholly-owned  subsidiaries.  Following the merger,  we intend to continue  to pursue  acquisitions  of similar  businesses, including  businesses that offer online and offline  marketing  programs such as permission  based email  advertising,  email database  append  services,  online surveys, and Internet compiled direct mail lists.

OFF BALANCE SHEET ARRANGEMENTS

As of April 30, 2005, there were no off balance sheet arrangements.

RESULTS OF OPERATIONS FOR PERIOD ENDING APRIL 30, 2005

We did not earn any revenues from inception  through the period ending April 30,
2005. We did not generate any revenue  because our  operations  since  inception have been focused commencing exploration activities.

We incurred  operating  expenses  in the amount of $15,496 for the three  months ended April 30, 2005.
These operating  expenses  included  professional  fees in the amount of $9,589, transfer and filing fees in the amount of $1,150,  and office and administration expenses in the amount of $4,726.  The professional  fees incurred for the three month period ended April 30, 2005  primarily  consisted of legal and  accounting fees.

We  incurred  operating  expenses  in the amount of $46,591  for the nine months ended April 30, 2005.
These operating  expenses  included  professional fees in the amount of $25,918, exploration  costs in the  amount  of  $7,358,  and  office  and  administration expenses in the amount of $12,032.

Since our inception,  we incurred  operating  expenses in the amount of $60,035.
Given  that we were  incorporated  on April  27,  2004,  there is no  comparable information available for the same reporting period in the prior year.

We anticipate  our operating  expenses will increase as we undertake our plan of operations. The increase will be attributable to proceedings with a new business opportunity  and the  professional  fees  associated  with  becoming a reporting company.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $48,195 and working  capital of $43,763 as of April 30, 2005.  As of our first  fiscal  year end on July 31,  2004,  we had cash of  $102,496  and working capital of $90,354.

We have not attained  profitable  operations  and are dependent  upon  obtaining financing to achieve profitable  operations.  We did not take any specific steps to raise additional  capital during the reporting period.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

ITEM 3.     CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our  disclosure  controls  and  procedures  (as  defined in  Exchange  Act Rules
13a-15(e) and 15d-15(e)) as of April 30, 2005.  This  evaluation was carried out under the supervision and with the  participation of our Chief Executive Officer and Chief Financial Officer,  Mr. Scott Young.  Based upon that evaluation,  our
Chief  Executive   Officer  and  Chief  Financial  Officer  concluded  that  our disclosure controls and procedures are effective. There have been no significant changes in our internal controls or in other factors,  which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are not a party to any  pending  legal  proceeding.  We are not  aware of any pending  legal  proceeding  to  which  any of our  officers,  directors,  or any beneficial  holders of 5% or more of our voting  securities are adverse to us or have a material interest adverse to us.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security  holders for a vote,  through the solicitation of proxies or otherwise,  during the three month period ended April
30, 2005.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

--------------------------------------------------------------------------------
EXHIBIT     DESCRIPTION OF EXHIBIT
NUMBER
--------------------------------------------------------------------------------
3.1         Articles of Incorporation (1)
--------------------------------------------------------------------------------
3.2         Amended Articles of Incorporation (1)
--------------------------------------------------------------------------------
3.3         By-laws (1)
--------------------------------------------------------------------------------
31.1        Certification  of Chief  Executive  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
31.2        Certification  of Chief  Financial  Officer  pursuant  to 18  U.S.C.
            Section   1350,   as  adopted   pursuant   to  Section  302  of  the
            Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
32.1        Certification of Chief Executive Officer and Chief Financial Officer
            pursuant to 18 U.S.C.  Section 1350, as adopted  pursuant to Section
            906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------

(1)         Previously filed as an exhibit to the Registration Statement on Form
            SB-2 filed on October 8, 2004

                                   SIGNATURES

In accordance with the  requirements of the Securities and Exchange Act of 1934, the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHUBASCO RESOURCES CORP.

Date:   JUNE 13, 2005

By:     /s/ Scott Young
        -------------------------------------------------
        SCOTT YOUNG,
        PRESIDENT AND DIRECTOR
        CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
        (PRINCIPAL EXECUTIVE OFFICER)
        (PRINCIPAL ACCOUNTING OFFICER)

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005
                            (STATED IN U.S. DOLLARS)

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

                       INTERIM CONSOLIDATED BALANCE SHEET

                            (STATED IN U.S. DOLLARS)

----------------------------------------------------------------------------------------------------------------
                                                                                         APRIL 30     JULY 31
                                                                                           2005        2004
----------------------------------------------------------------------------------------------------------------
                                                                                                     (Audited)

ASSETS

CURRENT
      Cash                                                                            $   48,195   $  102,496
      Prepaid expenses                                                                       -            -

                                                                                     ----------------------------
                                                                                          48,195      102,496
=================================================================================================================
LIABILITIES

CURRENT
      Accounts payable and accrued liabilities                                        $    4,432   $    9,495
      Due to related party                                                                   -          2,647
                                                                                     ----------------------------
                                                                                           4,432       12,142
                                                                                     ----------------------------

STOCKHOLDERS' EQUITY

SHARE CAPITAL (Note 4)
      Authorized:
            90,000,000  common  shares  with a par  value of  $0.001  per  share
            10,000,000 preferred shares with a par value of $0.001 per share

      Issued and outstanding:
            10,016,500 common shares                                                      10,017       10,017

      Additional paid-in capital                                                          91,708       91,708

OTHER COMPREHENSIVE INCOME                                                                 2,073        2,073

DEFICIT ACCUMULATED DURING THE EXPLORATION STAGE                                         (60,035)     (13,444)
                                                                                     ----------------------------
                                                                                          43,763       90,354
                                                                                     ----------------------------

                                                                                      $   48,195   $  102,496
=================================================================================================================

COMMITMENTS (Note 5)

The accompanying notes are an integral part of these consolidated financial statements

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF OPERATIONS

                            (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        CUMULATIVE
                                                                                                                       PERIOD FROM
                                                                                                                         DATE OF
                                                                                                                        INCEPTION
                                                                                                                         APRIL 27
                                                          THREE MONTHS ENDED                NINE MONTHS ENDED             2004 TO
                                                               APRIL 30                          APRIL 30                APRIL 30
                                                     2005               2004             2005               2004           2005
------------------------------------------------------------------------------------------------------------------------------------

REVENUE                                       $       --         $       --        $       --         $       --        $       --
                                             ---------------------------------------------------------------------------------------

EXPENSES
  Interest and bank
      charges                                           31               --                 133               --                 282
  Exploration costs                           $       --                 --               7,358               --               7,358
  Professional fees                                  9,589               --              25,918               --              35,313
  Transfer and filing
     fees                                            1,150                                1,150                                1,150
  Office and
    administration                                   4,726               --              12,032               --              15,932
                                             ---------------------------------------------------------------------------------------
NET LOSS FOR THE
  PERIOD                                      $     15,496       $       --        $     46,591       $       --        $     60,035
====================================================================================================================================

BASIC AND DILUTED
  LOSS PER SHARE                              $      (0.01)      $       --        $      (0.01)      $       --
====================================================================================================================================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                                   10,016,500               --          10,016,500               --
====================================================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                            (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                          CUMULATIVE
                                                                                                                         PERIOD FROM
                                                                                                                           DATE OF
                                                                                                                          INCEPTION
                                                                                                                           APRIL 27
                                                           THREE MONTHS ENDED               NINE MONTHS ENDED              2004 TO
                                                                APRIL 30                         APRIL 30                  April 30
                                                         2005              2004            2005            2004             2005
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES
    Net loss for the period                           $ (15,496)       $    --          $ (46,591)       $    --          $ (60,035)

ADJUSTMENTS TO RECONCILE NET
  LOSS TO NET CASH USED BY
  OPERATING ACTIVITIES
    (Increase) decrease in prepaid
     expenses                                               130             --               --               --               --
    Increase (decrease) in
     accounts payable and
     accrued liabilities                                 (4,749)            --             (5,063)            --             (4,432)
                                                       -----------------------------------------------------------------------------
                                                        (20,115)            --            (51,654)            --            (55,603)
                                                       -----------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
  ACTIVITIES
    Advances from (repayments)
     to related party                                      --               --             (2,647)            --               --
    Sale of common stock                                   --               --               --               --            101,725
                                                       -----------------------------------------------------------------------------
                                                           --               --             (2,647)            --            101,725
                                                       -----------------------------------------------------------------------------

FOREIGN EXCHANGE EFFECT ON
  CASH                                                     --               --               --               --              2,073
                                                       -----------------------------------------------------------------------------
                                                           --               --               --               --              2,073
                                                       -----------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                             (20,115)            --            (54,301)            --             48,195

CASH, BEGINNING OF PERIOD                                68,310             --            102,496             --               --
                                                       -----------------------------------------------------------------------------

CASH, END OF PERIOD                                   $  48,195        $    --          $  48,195        $    --          $  48,195
====================================================================================================================================

 The accompanying notes are an integral part of these consolidated financial statements

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

             INTERIM CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                            (STATED IN U.S. DOLLARS)

                                                                                           CUMULATIVE
                                                                                         DEFICIT, PERIOD
                                                                                          FROM DATE OF
                                                  COMMON STOCK                              INCEPTION
                                                                                            APRIL 27,
                                      NUMBER                                ACCUMULATED       2004
                                        OF                     ADDITIONAL     OTHER            TO
                                      COMMON          PAR       PAID-IN    COMPREHENSIVE      APRIL
                                      SHARES         VALUE      CAPITAL       INCOME         30, 2005           TOTAL
                                   ------------------------------------------------------------------------------------
Balance, April 27, 2004
   (Date of incorporation)              --     $     --       $            $               $      --      $      --

May 14, 2004 - Shares
  issued for cash at $0.01          6,800,000        6,800       61,200         --                 --          68,000

June 8, 2004 - Shares
  issued for cash at $0.01          3,210,000        3,210       28,890         --                 --          32,100

July 30, 2004 - Shares
  issued for cash at $0.25              6,500            7        1,618         --                 --           1,625

Foreign currency translation
  adjustment
                                         --           --           --          2,073               --           2,073

Net loss for the period                  --           --           --           --             (13,444)      (13,444)
                                   ------------------------------------------------------------------------------------

Balance, July 31, 2004             10,016,500       10,017       91,708        2,073           (13,444)       90,354

Net loss for the period                  --           --           --           --             (46,591)      (46,591)
                                   ------------------------------------------------------------------------------------
Balance, April 30, 2005            10,016,500   $   10,017   $   91,708     $  2,073        $  (60,035)   $   43,763
                                   ====================================================================================

 The accompanying notes are an integral part of these consolidated financial statements

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005

                            (STATED IN U.S. DOLLARS)

1.   BASIS OF PRESENTATION

     The unaudited  interim  consolidated  financial  statements as of April 30,
     2005 included herein have been prepared without audit pursuant to the rules
     and  regulations  of  the  Securities  and  Exchange  Commission.   Certain
     information  and  footnote   disclosures  normally  included  in  financial
     statements  prepared in accordance  with United States  generally  accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals)  considered necessary for a fair presentation have been  included.  It is  suggested  that these  consolidated  financial statements be read in conjunction with the July 31, 2004 audited  financial statements and notes thereto.

2.   OPERATIONS

     a)  Organization

          Chubasco   Resources   Corp.   ("Chubasco"   or  the   "Company")  was
          incorporated  under the laws of the State of Nevada,  U.S.A., on April
          27, 2004. The Company's  principal executive offices are in Vancouver,
          British Columbia. The Company's year-end is July 31, 2004.

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

          As shown in the accompanying  consolidated  financial statements,  the
          Company  has  incurred a net loss of $60,035 for the period from April
          27, 2004  (inception) to April 30, 2005, and has no sales.  The future of the Company is dependent  upon its ability to obtain  financing and upon future profitable  operations from the development of its natural resource  properties.  Management has plans to seek additional capital through a private  placement and public  offering of its common stock.
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

                                 APRIL 30, 2005

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

     The consolidated  financial statements have, in management's  opinion, been properly  prepared within  reasonable  limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Principles of Consolidation

          These  consolidated  financial  statements include the accounts of the
          Company and its  wholly-owned  subsidiary,  Chub  Exploration  Ltd. (a
          British Columbia corporation).  All significant  intercompany balances and transactions have been eliminated on consolidation.

     b)   Cash and Cash Equivalents

          For purposes of the balance  sheet and  statement  of cash flows,  the
          Company  considers all highly liquid debt  instruments  purchased with maturity of three months or less to be cash equivalents.  At April 30,
          2005, the Company had no cash equivalents.

     c)   Concentration of Credit Risk

          Financial   instruments  that  potentially   subject  the  Company  to
          concentrations  of credit risk consist of cash.  The Company's cash is held at a Canadian  chartered  bank,  which has deposit  insurance  of
          $45,300 (CDN$60,000), thus limiting the amount of credit exposure.

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

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005

                            (STATED IN U.S. DOLLARS)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)   Mineral Properties and Exploration Expenditures

          The Company  records its interest in mineral  properties at cost.  The
          Company expenses all costs incurred on mineral  properties to which it has secured exploration rights, other than acquisition costs, prior to the  establishment  of proven and probable  reserves.  When proven and probable  reserves are  determined  for a property  and a  feasibility study with respect to the property  then  subsequent  exploration  and development  costs of the property  will be  capitalized.  The Company regularly performs evaluations of its investment in mineral properties to  assess  the  recoverability  and/or  the  residual  value  of  its investments  in these  assets.  All long lived assets are reviewed for impairment whenever events or circumstances  change which indicate the carrying  amount  of  an  asset  may  not  be  recoverable,  utilizing established  guidelines  based upon  discounted  future net cash flows from the  asset or upon the  determination  that  certain  exploration
          properties   do   not   have   sufficient   potential   for   economic
          mineralization.   To  date,  the  Company  has  not   established  the
          commercial  feasibility of its exploration prospects.  Therefore,  all costs have been expensed.  To date there have been no mineral property impairments.

     g)   Foreign Currency Translation

          The Company's functional currency is the Canadian dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

          i) monetary items at the rate prevailing at the balance sheet date;
          ii) non-monetary items at the historical exchange rate;
          iii)  revenue  and expense at the  average  rate in effect  during the applicable accounting period.

          The resulting cumulative translation adjustments have been recorded as a  separate  component  of  stockholders'  equity  and  the  resulting transaction  gains  and  losses  are  included  in  the  statement  of operations.

     h)   Comprehensive Income

          The  Company  presents   comprehensive  income  in  its  statement  of
          stockholders'  equity.  Total comprehensive income includes changes in equity that are excluded from the  statements  of  operations  and are recorded  directly into a separate section of stockholders'  equity on the balance sheet.

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005

                            (STATED IN U.S. DOLLARS)

3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     i)   Basic and Diluted Loss Per Share

          In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss  available to common
          stockholders   by  the  weighted   average  number  of  common  shares
          outstanding.  Diluted  loss per common  share is  computed  similar to basic loss per common share except that the  denominator  is increased to include the number of additional common shares that would have been outstanding if the potential  common shares had been issued and if the additional common shares were dilutive.  At April 30, 2005 the Company has no stock  equivalents  that  were  dilutive  and  included  in the earnings per share computation.

     j)   Reclamation and Abandonment Costs

          The Financial  Accounting Standards Board ("FASB") issued Statement of
          Financial  Accounting Standards No. 143 ("SFAS 143") - "Accounting for
          Asset Retirement Obligations" which addresses financial accounting and reporting for  obligations  associated with the retirement of tangible long-lived assets and the associated asset retirement costs.

          This Statement  establishes a uniform  methodology  for accounting for estimated  reclamation and abandonment  costs whereby  reclamation and closure costs  including site  rehabilitation  will be recorded at the estimated  present value of reclamation  liabilities and will increase the carrying amount of the related asset. These reclamation costs will be allocated  to expense over the life of the related  assets and will be  adjusted  for  changes  resulting  from  the  passage  of time and revisions to either the timing or the amount of the  original  present value estimate.  The Company's adoption of SFAS No. 143 did not have a material impact on its operations or financial position.

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

                            CHUBASCO RESOURCES CORP.
                         (AN EXPLORATION STAGE COMPANY)

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 APRIL 30, 2005

                            (STATED IN U.S. DOLLARS)

5.   COMMITMENTS

     On August 2, 2004, the Company formed a wholly-owned  subsidiary,  known as
     Chub Exploration Ltd. (formerly 700507 BC Ltd.), a company  incorporated in
     British Columbia, Canada.

     On  September  14,  2004,  Chub  Exploration  Ltd.  entered into a property acquisition  agreement  with Marvin A.  Mitchell  and  Mitchell  Geological
     Services whereby Mitchell Geological Services was appointed Operator of the
     Chub Mineral  Claims (the  "Property").  The Property  consists of fourteen mineral claims within the Similkameen  Mining Division of British Columbia.
     Prior to the Completion  Date (when the appointed  Management  Committee is satisfied that the proposed mine is ready for commercial production),  Chub
     Exploration Ltd. must incur aggregate Exploration  Expenditures of not less than $9,020 on or before December 31, 2005.

     If Chub Exploration Ltd.'s Exploration  Expenditures  exceed $9,120,  those expenditures  are subject to the Joint Venture  Agreement.  Upon Completion
     Date,  or as they may sooner  agree,  Chub  Exploration  Ltd.  and Mitchell
     Geological Services will enter into the Joint Venture Agreement.  Under the
     Joint Venture Agreement,  Chub Exploration Ltd. will have 85% of the rights to the  Property  and  Mitchell  Geological  Services  will have 15% of the rights to the Property.