Form 10QSB
period 2005-06-30
RELATIONSERVE MEDIA INC
filed 2005-08-15
CIK 1296001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                  For the quarterly period ended June 30, 2005

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________

                       Commission File Number: 333-119632

                            RELATIONSERVE MEDIA, INC.
                            -------------------------
          (Exact name of small business issuer as specified in charter)

                NEVADA                                   43-2053462
                ------                                   ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

                      6700 North Andrews Avenue, 2nd Floor
                         Fort Lauderdale, Florida 33309
                         ------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (954) 202-6000
                                 --------------
                (Issuer's telephone number, including area code)

                                       N/A
(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2005, there were
19,771,015 shares of the issuer's common stock outstanding.

                            RELATIONSERVE MEDIA, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      INDEX

                                      PAGE

PART I - FINANCIAL INFORMATION

     Item 1 - Consolidated Financial Statements

     Consolidated Balance Sheet (Unaudited)
          As of June 30, 2005..............................................3
     Consolidated Statements of Operations (Unaudited)
          For the Three and Six Months Ended June 30, 2005 and 2004 .......4
     Consolidated Statements of Cash Flows (Unaudited)
          For the Six  Months Ended June 30, 2005 and 2004.................5

     Notes to Consolidated Financial Statements............................6-19

     Item 2 - Management's Discussion and Analysis or Plan of
                Operation..................................................19-24

     Item 3 - Controls and Procedures......................................24

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings............................................25

     Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds..25

     Item 3 - Defaults Upon Senior Securities..............................25

     Item 4 - Submission of Matters to a Vote of Security Holders..........25

     Item 5 - Other Information............................................25

     Item 6 - Exhibits.....................................................26-27

     Signatures............................................................28

                         RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                                        BALANCE SHEET
                                        June 30, 2005
                                         (Unaudited)

ASSETS

CURRENT ASSETS:
 Cash                                                                          $  2,907,801
 Accounts receivable, less allowance for doubtful accounts of $1,682,619          2,970,199
 Prepaid expenses and other assets                                                   84,283
                                                                               ------------
Total current assets                                                              5,962,283
                                                                               ------------
Property and equipment, net                                                         737,745

Intangibles, net                                                                  1,250,304
Other assets                                                                         28,966
                                                                               ------------
Total Assets                                                                   $  7,979,298
                                                                               ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                               $    319,305
Accrued expenses                                                                    416,179
Accrued commissions                                                                 598,335
Income taxes payable                                                                644,055
Deferred rent                                                                       180,630
Customer deposits                                                                   105,161
                                                                               ------------
Total current liabilities                                                         2,263,665

LONG-TERM NOTE PAYABLE                                                              700,000

Total liabilities                                                                 2,963,665
                                                                               ------------
SHAREHOLDERS' EQUITY:
 Preferred stock ($.001  Par value; 10,000,000 shares authorized;
No shares issued and outstanding)                                                         -
 Common stock ($.001  Par value; 90,000,000 shares authorized;
  18,641,015 shares issued and outstanding)                                          18,641
 Common stock issuable (1,130,000 shares)                                             1,130
 Paid-in capital                                                                  7,088,156
 Accumulated deficit                                                               (43,693)
 Less: Deferred compensation                                                    (2,048,601)

Total shareholders' equity                                                        5,015,633
                                                                               ------------
Total liabilties and shareholders' equity                                      $  7,979,298
                                                                               ============

           See accompanying notes to unaudited consolidated financial statements.

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)

                                                          For the Three Months Ended      For the Six Months Ended
                                                                   June 30,                        June 30,
                                                         -----------------------------------------------------------
                                                             2005            2004           2005             2004
                                                          (Unaudited)     (Unaudited)    (Unaudited)     (Unaudited)
                                                         ------------    ---------------------------    ------------
Revenues, net                                            $  3,986,353    $  2,530,907   $  6,678,023    $  3,842,193

Cost of revenues                                              377,701         364,742        733,252         844,931
                                                         ------------    ------------   ------------    ------------
Gross Profit                                                3,608,652       2,166,165      5,944,771       2,997,262
                                                         ------------    ------------   ------------    ------------
Selling Expenses:
  Salaries and commissions                                    835,940         730,232      1,545,486       1,221,303
  Advertising and trade shows                                 166,425         124,997        302,278         221,172
                                                         ------------    ------------   ------------    ------------

                                                            1,002,365         855,229      1,847,764       1,442,475
                                                         ------------    ------------   ------------    ------------
General and Administrative Expenses:
  Bad debt                                                    276,801            --          577,202            --
  Salaries                                                    214,334         183,068        344,323         335,431
  Depreciation and amortization                               188,256         103,225        348,547         195,789
  Professional fees                                           233,910          73,411        256,353         106,942
  Stock-based consulting expense                              127,632            --          127,632            --
  Stock-based compensation expense                              4,167            --            4,167            --
  Other general and administrative                            419,582         237,337        737,452         425,081
                                                         ------------    ------------   ------------    ------------

                                                            1,464,682         597,041      2,395,676       1,063,243
                                                         ------------    ------------   ------------    ------------

Income from Operations                                      1,141,605         713,895      1,701,331         491,544

Other Expense:
  Interest expense                                             (6,449)           --           (6,449)           --
                                                         ------------    ------------   ------------    ------------

Income before provision for income taxes                    1,135,156         713,895      1,694,882         491,544

Provision for income taxes                                   (431,359)           --         (644,055)           --
                                                         ------------    ------------   ------------    ------------

Net income                                               $    703,797    $    713,895   $  1,050,827    $    491,544
                                                         ============    ============   ============    ============

Net income per common share:
  Net income per common share - basic                    $       0.05    $       0.06   $       0.08    $       0.04
                                                         ============    ============   ============    ============
  Net income per common share - diluted                  $       0.04    $       0.06   $       0.06    $       0.04
                                                         ============    ============   ============    ============

  Weighted average common shares outstanding - basic       13,469,852      12,001,000     12,739,483      12,001,000
                                                         ============    ============   ============    ============
  Weighted average common shares outstanding - diluted     17,934,012      12,001,000     17,036,254      12,001,000
                                                         ============    ============   ============    ============

                        See accompanying notes to unaudited consolidated financial statements.

                                    RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                                             STATEMENTS OF CASH FLOWS

                                                                                       For the Six Months Ended
                                                                                               June 30,
                                                                                      --------------------------
                                                                                          2005           2004
                                                                                      -----------    -----------
                                                                                      (Unaudited)    (Unaudited)

Cash Flows From Operating Activities:
  Net income                                                                          $ 1,050,827    $   491,544
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                       348,547        195,789
      Stock-based compensation and consulting                                             131,799           --
  Changes in assets and liabilities:
      Accounts receivable                                                              (2,347,138)    (1,179,137)
      Due from principal member                                                           140,312         (5,654)
      Prepaid expenses and other current assets                                           (17,749)        57,691
      Other assets                                                                           --           28,966
      Accounts payable                                                                    (18,492)      (108,048)
      Accrued expenses                                                                    209,547         10,971
      Accrued commissions                                                                 342,065        201,739
      Income taxes payable                                                                644,055
      Deferred rent                                                                       (12,235)       172,238
      Customer deposits                                                                  (199,052)       286,528
                                                                                      -----------    -----------

       Net cash provided by operating activities                                          272,486        152,627
                                                                                      -----------    -----------

  Cash Flows From Investing Activities:
   Cash used in acquisition                                                              (150,000)          --
   Purchase of property and equipment                                                     (50,480)      (116,997)
   Purchase of intangible assets                                                         (708,767)      (525,695)
                                                                                      -----------    -----------

       Net cash used in investing activities                                             (909,247)      (642,692)
                                                                                      -----------    -----------

Cash Flows From Financing Activities:
   Net proceeds from sales of common stock                                              3,459,807           --
   Proceeds from exercise of warrants                                                     137,500
   Contributions from members                                                                --        1,030,001
   Draws by members                                                                      (207,124)          --
   Payments on notes payable                                                                 --         (674,499)
                                                                                      -----------    -----------

       Net cash provided by financing activities                                        3,390,183        355,502
                                                                                      -----------    -----------

       Net increase (decrease) in cash                                                  2,753,422       (134,563)

Cash - Beginning of period                                                                154,379        213,943
                                                                                      -----------    -----------

Cash - End of period                                                                  $ 2,907,801    $    79,380
                                                                                      ===========    ===========

Supplemental Disclosures of Cash Flow Information
   Cash payments for interest                                                         $       810    $      --
                                                                                      ===========    ===========
   Cash payments for income taxes                                                     $      --      $      --
                                                                                      ===========    ===========
Non-cash investing and financing activities:
                                                                                      ===========    ===========
   Note payable assumed in connection with acquisition                                $   700,000    $      --
                                                                                      ===========    ===========
   Common stock issued for future services                                            $ 2,180,000    $      --
                                                                                      ===========    ===========
   Distribution of software to member (pre-acquisition)                               $   200,000    $      --
                                                                                      ===========    ===========

                      See accompanying notes to unaudited consolidated financial statements.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)
of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto of Omni Point Marketing LLC and other pertinent information contained in the Current Report on Form 8-K of
Relationserve Media, Inc. (the "Company") as filed with the Securities and
Exchange Commission (the "Commission") on June 16, 2005. The results of operations for the six months ended June 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP"). The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

ORGANIZATION

Prior to June 13, 2005, Relationserve Media, Inc. had been an exploration stage company engaged in the business of mineral exploration incorporated in Nevada as
Chubasco Resources, Inc. ("Chubasco"). On June 10, 2005, Chubasco's Board of
Directors authorized the merger (the "Merger") of its newly formed wholly-owned subsidiary, Reland Acquisition, Inc. ("Reland"), a Delaware corporation, with
Relationserve, Inc., a Delaware corporation ("Relationserve") and entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement"). On
June 13, 2005, a Certificate of Merger was filed with the Secretary of State of the State of Delaware in order to complete the Merger, and on June 15, 2005,
Chubasco changed its name to Relationserve Media, Inc.

In connection with the Merger, the Company acquired all of the issued and outstanding capital stock of Relationserve in exchange for 13,326,000 shares
(the "Merger Stock") of the Company's common stock, par value $0.001 per share
(the "Common Stock"), and certain holders agreed to cancel 6,800,000 outstanding shares of the Company's Common Stock following the Merger. Under the terms of the Merger Agreement, each share of Relationserve common stock outstanding prior to the Merger (13,326,000) and each Relationserve warrant (6,562,500) were converted into one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, respectively, following the Merger. As a result, Relationserve's former stockholders became the Company's majority stockholders and Relationserve became the Company's wholly-owned subsidiary with
Chubasco's former shareholders retaining 3,216,500 shares of common stock.
Additionally, at the effective time of the merger, the Company assumed a
$700,000 promissory note due in May 2007 issued by Relationserve in connection with an acquisition, as described below.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (CONTINUED)
         -----------

ORGANIZATION (CONTINUED)

Prior to the merger, on May 16, 2005, Relationserve, through its wholly-owned
Delaware subsidiary Relationserve Access, Inc. ("Access"), purchased the assets and assumed certain liabilities of Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), and through its wholly-owned Delaware subsidiary, Friendsand, Inc. ("Friendsand") acquired all of the assets and liabilities of Friendsand LLC, a Delaware, a limited liability company
("Affiliated Company"). Omni Point and Affiliated Company were acquired for a combination of cash payments, a two-year promissory note in the principal amount of $700,000, and 8,000,000 newly-issued common shares of Relationserve. The acquisition of Omni Point and Affiliated Company by Relationserve was accounted for as a reverse merger because on a post-merger basis, the former Omni Point and Affiliated Company members held a majority of the outstanding common stock of Relationserve on a voting and fully-diluted basis. As a result, Omni Point and Affiliated Company were deemed to be the acquirer for accounting purposes.

In addition, the acquisition of Relationserve by the Company was accounted for as a reverse merger because on a post-merger basis, the former Relationserve shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, Relationserve was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented, beginning with the period ending June 30, 2005, are those of Relationserve and Omni Point and Affiliated Company for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical shareholders' deficit of
Relationserve prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the
Company and Relationserve's common stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer
(Relationserve and Omni Point and Affiliated Company) are carried forward after the acquisition.

Through its wholly-owned subsidiary, Access, the Company specializes in marketing third party offers for products and services via email. The Company offers advertisers integrated online and offline marketing programs including permission-based email advertising, email database append services, online surveys, ad serving networks and internet compiled direct mail lists.
Additionally, through its wholly-owned subsidiary, Friendsand, the Company hosts an internet social networking community.

The Company currently intends to continue to pursue acquisitions of similar businesses, including businesses that offer online and offline marketing programs such as permission based email advertising, email database append services, online surveys, and Internet compiled direct mail lists, and Internet social networking communities.

USE OF ESTIMATES

The preparation of financial statements in conformity with US GAAP principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment and intangible assets.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (CONTINUED)
         -----------

ACCOUNTS RECEIVABLE

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2005, the allowance for doubtful accounts was
$1,682,619.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized.
When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. In accordance with Statement of Financial
Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal
of Long-Lived Assets", the Company examines the possibility of decreases in the value of fixed assets when events or changes in circumstances reflect the fact that their recorded value may not be recoverable. Depreciation is computed by the straight-line method over the following estimated useful lives:

                                                      YEARS
                                                      -----
      Leasehold improvements                          5-6
      Computer equipment                               5
      Furniture, fixtures and office equipment        5-7
      Software                                         3

INTANGIBLE ASSETS

Intangible assets consist of databases of email addresses acquired during normal operations and costs associated with the development of the Company's various websites. Costs to develop new email databases, which primarily represent direct external costs, are capitalized and are amortized straight-line over the expected lives of the databases. The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

These costs are being amortized using the straight-line method over the following estimated useful lives:

                                                      YEARS
      Email database                                    3
      Web properties                                   3-5

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (CONTINUED)
         -----------

INCOME PER COMMON SHARE

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period.

INCOME TAXES

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes ("SFAS
109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS
109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Prior to May 16, 2005, the Company had made an election to have its income or loss taxed directly to its members as a partnership for income tax purposes.
Accordingly, the pro rata income or loss will be included in the tax return of the members. As a result, no income taxes have been recognized in the accompanying financial statements for the 2004 period. Had income taxes been determined based on a effective tax rate of 38% consistent with the method of
SFAS 109, the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the three and six months ended June
30, 2004, respectively:

                                                   Three Months           Six Months
                                                  ended June 30,        ended June 30,
                                                       2004                  2004
                                                  -------------        ---------------
           Net income as reported                 $     713,895        $      491,544

           Less: income taxes at an effective
           tax rate of 38%                             (271,280)             (186,787)
                                                  -------------        ---------------

           Pro forma net income                   $     442,615        $      304,757
                                                  =============        ===============

           Basic income per share:
               As reported                        $         .06        $          .04
                                                  =============        ===============
               Pro forma                          $         .04        $          .03
                                                  =============        ===============

           Diluted income per share:
               As reported                        $         .06        $          .04
                                                  =============        ===============
               Pro forma                          $         .04        $          .03
                                                  =============        ===============

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (CONTINUED)
         -----------

REVENUE RECOGNITION

The Company follows the guidance of the Securities and Exchange Commission's
Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

      EMAIL APPEND SERVICES: The Company's email append solution allows a marketer to augment their existing customer database with the Company's permission-based email data. When a match is confirmed, the customer's email address is added to the client's file. Revenue is recognized upon completion of the email append service and the delivery of the updated customer database is delivered to the client.

      ELECTRONIC CHANGE OF ADDRESS: The Company's electronic change of address service enables clients to update their email databases. Revenue is recognized upon delivery of the updated customer database.

      LEAD GENERATION: The Company offers lead generation programs to assist a variety of businesses with customer acquisition. The Company pre-screens the leads through its online surveys to meet its clients' exact criteria.
      Revenue is recognized upon delivery of a lead database to the client.

      DIRECT MAIL AND POSTAL LIST ADVERTISEMENT: The Company compiles an exclusive Internet responders' postal mailing list. This list is sourced from online registration and individuals who have responded to the
      Company's online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels.
      Revenue is recognized upon delivery of the respective list to the client.

      ONLINE MARKET RESEARCH: The Company has developed a consumer survey and offers a variety of targeted leads generated from its ongoing survey responses. The Company also offers marketers the opportunity to add specific questions to the survey. The Company then sells the response information to the marketer on a cost per response basis. If a marketer or a market research company needs a full survey completed, the Company will broadcast its client's survey to a designated responder list on a cost per thousand basis. Revenue is recognized upon delivery of the respective survey to the designated responder.

STOCK-BASED COMPENSATION

The Company accounts for stock options issued to employees in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. As such, compensation cost is measured on the date of grant as the excess of the current market price of the underlying stock over the exercise price. Such compensation amounts are amortized over the respective vesting periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123,
"Accounting for Stock-Based Compensation" and SFAS 148, "Accounting for
Stock-Based Compensation -Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in SFAS No. 123 had been applied. The Company accounts for stock options and stock issued to non-employees for goods or services in accordance with the fair value method of SFAS 123.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (CONTINUED)
         -----------

STOCK-BASED COMPENSATION (CONTINUED)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123,
"Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the six months ended June 30, 2005 and 2004:

                                                              SIX MONTHS ENDED JUNE 30,
                                                          --------------------------------
                                                                2005             2004
                                                          --------------     -------------
          Net income as reported                          $    1,050,827     $    491,544
          Less: total stock-based employee
          compensation expense determined under
          fair value based method, net of related tax
          effect                                              (1,239,112)              --
                                                          --------------      -----------

          Pro forma net income (loss)                     $     (188,285)    $    491,544
                                                          ==============      ===========

          Basic income per share:
              As reported                                 $          .08      $       .04
                                                          ==============      ===========
                Pro forma                                 $         (.01)     $       .04
                                                          ==============      ===========

          Diluted income per share:
              As reported                                 $          .06      $       .04
                                                          ==============      ===========
                Pro forma                                 $         (.01)     $       .04
                                                          ==============      ===========

The option grants are estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants as of June
30, 2005: expected volatility of 50%; risk free interest rate of 3.53%; expected life of 10 years and annual dividend rate of 0%. The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

CONCENTRATION OF CREDIT RISK

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 2005, the Company had approximately
$2,858,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through June
30, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS
No. 123R is effective for the first fiscal year beginning after December 15,
2005. The Company is in the process of evaluating the impact of this pronouncement on its financial statements.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         --------------------------------------------------------------------
         (CONTINUED)
         -----------

RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of
Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on
Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and its
Application to Certain Investments." The EITF reached a consensus about the criteria that should be used to determine when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss and how that criteria should be applied to investments accounted for under SFAS No. 115, "Accounting in Certain Investments in Debt and
Equity Securities." EITF 03-01 also included accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Additionally, EITF 03-01 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the Financial Accounting Standards Board (FASB)
delayed the accounting provisions of EITF 03-01; however the disclosure requirements remain effective for annual reports ending after June 15, 2004. The
Company believes that the adoption of this standard will have no material impact on its financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT
         ----------------------

At June 30, 2005, property and equipment consist of the following:

      Computer equipment                    $   513,261
      Office equipment                          119,206
      Furniture and fixtures                    223,602
      Leasehold improvements                    121,686
      Software                                   66,544
                                            -----------
                                              1,044,299

      Less accumulated depreciation            (306,554)
                                            -----------

                                            $  737,745
                                            ==========

Depreciation expense was $91,741 and $127,518 for the six months ended June 30,
2005 and 2004, respectively.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 3 - INTANGIBLE ASSETS
         -----------------

At June 30, 2005, intangible assets consisted of the following:

      Email database                   $ 1,722,079
      Web properties                       155,274
                                       -----------
                                         1,877,353

      Less accumulated amortization       (627,049)
                                       -----------

                                       $ 1,250,304
                                       ===========

Amortization expense was $256,807 and $68,271 for the six months ended June 30,
2005 and 2004, respectively.

NOTE 4 - NOTE PAYABLE
         ------------

On May 13, 2005, in connection with the acquisition of Friendsand LLC, the
Company's subsidiary, Relationserve, entered into a promissory note with the former member of Friendsand LLC for $700,000. The note bears interest at 6% per annum and shall be computed on the basis of a 365-day year. The entire principal balance plus all accrued interest is due on May 13, 2007. However, the maturity date of this note shall be accelerated (i) as to 50% of the original principal amount ($350,000) and accrued interest on such amount to the date on which the
Company closes on a private placement or public offering of its securities with aggregate gross proceeds of not less than $5,000,000; and (ii) as to the remaining 50% of the original principal ($350,000) and accrued interest on such amount to the date on which the Company closes on a private placement or public offering of its securities with aggregate gross proceeds of not less than
$10,000,000. In July 2005, the Company repaid $350,000 on this note.

At June 30, 2005 the scheduled maturities of loan payable is as follows:

                      2007             $     700,000
                                       =============

NOTE 5 -  SHAREHOLDERS' EQUITY
          --------------------

COMMON STOCK

On April 1, 2005, in connection with the formation of Relationserve, founders of
Relationserve received 4,001,000 shares of Relationserve common stock and
6,000,000 warrants in connection with their efforts and for providing bridge loan advances and negotiating the Company's initial acquisitions. The exercise price of the warrants issued to bridge loan holders is $0.25 per share. These shares were issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act and are restricted shares as defined in the
Securities Act. For the six months ended June 30, 2005, in connection with the issuance of these shares, the Company recorded stock-based compensation expense of $400. Under the terms of the Merger Agreement dated June 10, 2005 (see note
1), these shares (4,001,000) and each warrant (6,000,000) were converted into one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, respectively, following the Merger.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5 -  SHAREHOLDERS' EQUITY (CONTINUED)
          --------------------------------

COMMON STOCK (CONTINUED)

On April 20, 2005, the Company commenced a private offering of up to $1,000,000 in Units, each Unit consisted of 50,000 shares of Company's Common stock with warrants to purchase 25,000 shares of the Company's Common Stock exercisable at
$2.00 per share (the "Offering"). The private placement was originally to be for a maximum amount of $1,000,000, but was subsequently increased to a maximum of
$1,625,000. In May and June 2005, the Company sold 1,625,000 shares of and granted 812,500 warrants to purchase 812,500 shares of common stock at an exercise price of $2.00 per share for net proceeds of $1,495,027.

On May 24, 2005, the Company entered into an independent consulting agreement with Summit Financial Partners, LLC (Summit"). Under the terms of the agreement,
Summit is to provide investor relations and similar services for a period of 12 months in exchange for issuance of 1,050,000 shares of Common Stock. In connection with this agreement, the Company issued 200,000 shares of common stock with the remaining 850,000 shares being issued by various shareholders of the Company. In connection with this consulting agreement, the Company valued all 1,050,000 common shares under the consulting agreement at $1.00 per shares based on the recent selling price of the shares under a private placement.
Accordingly, the Company recorded deferred compensation of $1,050,000, which will be amortized into consulting expense over the term of the contract. For the six months ended June 30, 2005, the Company amortized $109,375 into stock-based consulting expense.

On June 13, 2005, the Company entered into an independent consulting agreement with two individuals (the "Consultants"). Under the terms of the agreement, the
Consultants will provide investor relations and similar services for a period of
21 months in exchange for issuance of 750,000 shares of Common Stock. In connection with this consulting agreement, the Company valued the 750,000 common shares under the consulting agreement at $1.00 per shares based on the recent selling price of the shares. Accordingly, the Company recorded deferred compensation of $750,000, which will be amortized into consulting expense over the term of the contract. For the six months ended June 30, 2005, the Company amortized $17,857 into stock-based consulting expense. As of June 30, 2005, the shares had not been issued and are including in common stock issuable on the accompanying balance sheet.

On June 17, 2005, the effective date of an employment agreement with the
Company's Chief Executive Officer, the Company agreed to issue 300,000 shares of common stock. The Company valued the 300,000 common shares issued under the employment agreement at $1.00 per shares based on the recent selling price of the shares under a private placement. Accordingly, the Company recorded deferred compensation of $300,000, which will be amortized into stock-based compensation expense over the employment contract term of 36 months. For the six months ended
June 30, 2005, the Company amortized $4,167 into stock-based compensation expense. As of June 30, 2005, the shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

On June 27, 2005, the Company issued 550,000 shares of common stock in connection with the exercise of 550,000 common stock warrants for net proceeds of $137,500.

On June 27, 2005, the effective date of an employment agreement with the
Company's Chief Operating Officer, the Company agreed to issue 80,000 shares of common stock. The Company valued the 80,000 common shares issued under the employment agreement at $1.00 per share based on the recent selling price of the shares. Accordingly, the Company recorded deferred compensation of $80,000, which will be amortized into stock-based compensation expense over the employment contract term of 36 months. As of June 30, 2005, the shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5 -  SHAREHOLDERS' EQUITY (CONTINUED)
          -------------------------------

COMMON STOCK (CONTINUED)

Pursuant to a Confidential Memorandum dated June 22, 2005 (the "PPM"), the
Company offered in a private placement (the "Offering") to accredited investors up to $4,000,000 in Units for a purchase price of $100,000 per Unit. Each Unit consists of 50,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and a three-year warrant to purchase 25,000 shares of
Common Stock at $3.50 per share. On June 30, 2005, the Company sold 20 Units to accredited investors for net proceeds of $1,767,218 and issued an aggregate of
1,048,515 shares of common stock and granted 524,257 warrants to purchase
524,257 shares of common stock at $3.50 per share.

STOCK OPTIONS

On June 16, 2005, pursuant to the Company's 2005 Non-Employee Directors Plan
(the "Directors Plan"), the Company granted an option to purchase 1,000,000 shares of common stock to a non-employee director. The option is exercisable six months after the approval of the Directors' Plan by stockholders and expires on
June 16, 2015. The option is exercisable at $1.00 per share, which was the fair market value of the common stock at the grant date based on the recent selling price. Accordingly, under APB 25, no compensation expense was recognized.

The Company's Directors Plan was adopted on August 9, 2005, by its stockholders.
The Directors Plan provides for the grant of non-qualified stock options to non-employee directors of the Company and its subsidiaries. 2,000,000 shares of common stock have been reserved for issuance under the Directors Plan, provided that awards to the Chairman of the Board are limited to 1,000,000 shares during the life of the Plan. The Directors Plan provides that each non-employee director who is newly-elected or appointed Chairman of the Board shall receive an option to purchase 1,000,000 shares of common stock exercisable on the six-month anniversary of the approval of the Directors Plan by the stockholders, each newly elected or appointed non-employee director (other than the Chairman)
shall be granted an option to purchase 50,000 shares of common stock, exercisable as to 50% of such shares on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. In addition, each non-employee director shall be granted an option to purchase
50,000 shares of common stock on the second anniversary of such director's initial election or appointment, exercisable as to 50% on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. All such options shall be exercisable at the fair market value on the date of grant.

On June 21, 2005, the Company's sole director adopted the 2005 Incentive Stock
Plan (the "Plan"). The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company and to attract new directors, officers, consultants, advisors and employees whose services are considered valuable. The Plan provides for the grant of options and the issuance of restricted shares for an aggregate of 3,300,000 shares of common stock that have been reserved under the Plan. Both incentive and nonqualified stock options may be granted under the Plan and the Plan terminates on June 21,
2015. As of June 30, 2005, 380,000 shares and options to purchase 2,019,000 shares have been granted under the Plan.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5 -  SHAREHOLDER' EQUITY (CONTINUED)
          ------------------------------

STOCK OPTIONS (CONTINUED)

The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant and the option term may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. The exercise prices of all options granted by the Company through June 30, 2005 equal or exceeded the market price at the dates of grant. No compensation expense has been recognized.

During June 2005, the Company granted options to purchase an aggregate of
2,019,000 shares of common stock to employees of the Company. The options are exercisable at $3.85 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options vest as to 25% of such shares on the date six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant and expire on June 21, 2015 or earlier due to employment termination.

A summary of the status of the Company's outstanding stock options as of June
30, 2005 and changes during the period ending on that date is as follows:

                                                                               Weighted
                                                                                Average
                                                                               Exercise
                                                             Shares             Price
                                                          ------------       ------------

          Outstanding at December 31, 2004                           -       $       0.00
              Granted                                        3,019,000               2.98
              Exercised                                              -              (0.00)
              Forfeited                                              -              (0.00)
                                                          ------------       ------------

          Outstanding at June 30, 2005                       3,019,000       $       2.98
                                                          ============       ============

          Options exercisable at end of period                      -        $          -
                                                          ============       ============

          Weighted-average fair value of options
               granted during the period                                     $       2.98

The following information applies to options outstanding at June 30, 2005:

                                                            Options Outstanding           Options Exercisable
                                                       ----------------------------    -----------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices              Shares      Life (Years)        Price          Shares        Price
     ------------------------           -----------    ------------     -----------    ----------     ----------
     $1.00                               1,000,000        10.00           $ 1.00               -              -
     $3.85                               2,019,000        10.00           $ 3.85               -              -

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 5 -  SHAREHOLDER' EQUITY (CONTINUED)

COMMON STOCK WARRANTS

In April 2004, in connection with certain bridge loans, the Company granted
6,000,000 warrants to purchase 6,000,000 shares of common stock at $.25 per shares. The warrants expire on April 1, 2015. Through June 30, 2005, 550,000 of these warrants have been exercised.

In May 2005, in connection with a private placement, the Company granted 562,500 warrants to purchase 562,500 shares of common stock at $2.00 per share. The warrants expire on May 16, 2008.

In June 2005, in connection with a private placement, the Company granted
250,000 warrants to purchase 250,000 shares of common stock at $2.00 per share.
The warrants expire on June 13, 2008.

On June 30, 2005, in connection with a private placement, the Company granted
524,257 warrants to purchase 524,257 shares of common stock at $3.50 per share.
The warrants expire on June 30, 2008.

A summary of the status of the Company's outstanding stock warrants granted as of June 30, 2005 and changes during the period is as follows:
                                                                               Weighted
                                                                                Average
                                                                               Exercise
                                                             Shares             Price
                                                        --------------       ------------
               Outstanding at December 31, 2004                     -        $         -
               Granted                                      7,336,757               0.66
               Exercised                                     (550,000)             (0.25)
               Forfeited                                            -                  -
                                                        --------------       ------------

               Outstanding at June 30, 2005                 6,786,757        $      0.70
                                                        ==============       ============

               Warrants exercisable at end of period        6,786,757        $      0.70
                                                        ==============       ============

               Weighted-average fair value of warrants
                 granted during the period                                   $      0.66

The following information applies to all warrants outstanding at June 30, 2005:

                                                            Warrants Outstanding          Warrants Exercisable
                                                       ----------------------------    -------------------------
                                                         Weighted
                                                          Average         Weighted                     Weighted
                                                        Remaining         Average                      Average
                                                       Contractual        Exercise                     Exercise
     Range of Exercise Prices            Shares        Life (Years)        Price          Shares        Price
     ------------------------         -----------      ------------     -----------    ------------   ----------
              $0.25                   5,450,000          9.75           $ 0.25         5,450,000       0.25
              $2.00                     812,500          2.85           $ 2.00           812,500       2.00
              $3.50                     524,257          3.00           $ 3.50           500,000       3.50

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

NOTE 6 - COMMITMENTS AND CONTINGENCIES
         -----------------------------

Employment Agreements

Effective June 17, 2005, the Company entered into an employment agreement with its Chief Executive Officer for a 36-month period ending June 16, 2008, which automatically renews for successive 24-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of $200,000, the agreement entitled the officer to receive an option to purchase 100,000 shares of common stock of the Company at fair market value. This option was issued under the Company's 2005 Incentive Stock Plan (see Note 5). Subject to the terms of the 2005 Incentive Stock Plan, the option vests as to 25% of such shares on the date six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant and expire on the ten-year anniversary of grant or earlier due to employment termination. The agreement also provides for an annual bonus at the discretion of the Board of Directors.

Effective June 17, 2005, the Company entered into an employment agreement with its President for a 36-month period ending June 16, 2008, which automatically renews for successive 24-month terms unless earlier terminated by the Company or the employee. The Agreement provides for an initial base salary of $100,000 per year, which shall be increased by at least $25,000, as the Board of Directors may determine, on each anniversary of the effective date. In addition, the agreement entitled the officer to receive an option to purchase 100,000 shares of common stock of the Company at fair market value. This option was issued under the Company's 2005 Incentive Stock Plan (see Note 5). Subject to the terms of the 2005 Incentive Stock Plan, this option vests as to 25% of such shares on the date six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant and expire on ten-year anniversary of grant or earlier due to employment termination. The agreement also provides an annual bonus at the discretion of the Board of Directors.

Effective June 27, 2005, the Company entered into an employment agreement with its Chief Operating Officer for a 36-month period ending June 27, 2008, which automatically renews for successive 24-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of $180,000, the agreement entitled the officer to receive an option to purchase 100,000 shares of common stock of the Company at fair market value. These options were issued under the Company's 2005 Incentive Stock Plan (see Note 5). This option vests as to 25% of such shares on the date six months following the date of grant and 25%
on each of the first, second and third anniversaries of the date of grant and expire on ten-year anniversary of grant or earlier due to employment termination. The agreement also provide for an annual bonus at the discretion of the Board of Directors.

NOTE 7 - SUBSEQUENT EVENT
         ----------------

On August 9, 2005, the Company entered into an asset purchase agreement (the
"Agreement") with theglobe.com, inc. ("Globe") and its wholly-owned subsidiary
SendTec, Inc. ("SendTec") for the purchase by the Company of all of the business and substantially all of the assets of SendTec ("Asset Purchase"). Under the terms of the Agreement, the Company will pay $37,500,000, subject to certain adjustments and assume certain of the Seller's liabilities. In addition, the
Company will reserve approximately $15,000,000 of restricted common stock of the
Company for issuance upon the occurrence of certain future events. The closing of the Asset Purchase is subject to several conditions including, approval by
Globe's stockholders, distribution of an information statement to Globe stockholders, and entry into a redemption agreement by Globe and certain of
SendTec's management and employees for redemption of shares, options and warrants. The Company has deposited in escrow $1,000,000 in connection with the execution of the Agreement, subject to forfeiture in certain circumstances, as described in the Agreement. The closing is also subject to certain ancillary agreements, including agreements with certain current members of management of
SendTec to assume management positions with the Company. The Company intends to finance the acquisition through issuance of new convertible debt or equity securities, the final terms of which have not been determined. The Agreement requires that the acquisition financing be held in escrow within 30 days of execution of the Agreement.

Following the closing, it is contemplated that nearly all of SendTec's employees will become employees of the Company.

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30,
2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words "believes",
"anticipates," "may," "will," "should," "expect," "intend," "estimate,"
"continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly
Report or other reports or documents the Company files with the Securities and
Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

                We specialize in marketing third party offers for products and services via email. We offer advertisers integrated online and offline marketing programs including permission based email advertising, email database append services, online surveys, ad serving networks and internet compiled direct mail lists. Additionally, through our wholly-owned subsidiary, Friendsand, Inc., we host an internet social networking community.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

            Net revenues for six months ended June 30, 2005 were $6,678,023 as compared to net revenues of $3,842,193 for six months ended June 30, 2004, an increase of $2,835,830 or approximately 74%. This increase reflects of our increased marketing efforts and broadening of our customer base. We currently employ 27 sales representatives who market and sell our products. This increase reflects the growth in our online lead generation product revenues from approximately $160,000 for the six months ended June 30, 2004 to approximately
$2.1 million for the six months ended June 30, 2005 and growth in our append and data services products from approximately $1.7 million for the six months ended
June 30, 2004 to $2.4 million for the six months ended June 30, 2005.

            Costs of revenues for six months ended June 30, 2005 were $733,252 as compared to net cost of revenues of $844,931 for six months ended June 30,
2004, a decrease of $111,679 or approximately 13%. Costs of revenues include salaries and contract labor costs for our technology department, costs associated with our internet broadcast bandwidth, and non-capitalized costs associated with maintaining our databases and outsourcing data information from outside vendors. For the six months ended June 30, 2005, technology salaries and contract labor amounted to $269,649 as compared to $383,796 for the six months ended June 30,2004, a decrease of $114,147 or 30%. This decrease reflects a decrease in the number of technology employees from 12 employees to 7. For the six months ended June 30, 2005, broadcast bandwidth expenses amounted to $91,215 as compared to $241,295 for the six months ended June 30, 2004, a decrease of
$150,080 or 62%. This decrease was attributable to the outsourcing of email broadcasting to third party vendor which reduced the Company's internal bandwidth requirements. For the six months ended June 30, 2005, we incurred costs associated with the acquisition of data for our database of $372,388 as compared to $219,840 for the six months ended June 30,2004, an increase of
$152,548 or 69%. The increase primarily attributable to the our outsourcing to third party vendors of our email broadcast function.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

            Our cost of revenues were approximately 11% of net revenues for the six months ended June 30, 2005 as compared to approximately 22 % for the comparable six month period in fiscal 2004. This increase in our gross profit margin was primarily attributable to increased revenues with a corresponding decrease in costs as discussed above.

            Total selling expenses for the six months ended June 30, 2005 were
$1,847,764, an increase of $405,289, or approximately 28%, from total selling expenses for the six months ended June 30, 2004 of $1,442,475. This increase is primarily attributable to:

            o   For the six months ended June 30, 2005, selling salaries and commissions amounted to $1,545,486 as compared to $1,221,303 for the six months ended June 30, 2004, an increase of $324,183, or approximately 26.5%. The increase is primarily due to the
                payment of commission on increased revenues offset by a
                reduction in sales personnel from 47 employees to 27.

            o   For the six months ended June 30, 2005, advertising and trade show expense amounted to $302,278 as compared to $221,172 for the six months ended June 30, 2004, an increase of $81,106, or approximately 36.7%. We continued to increase our marketing efforts to increase our revenues.

            Total general and administrative expenses for the six months ended
June 30, 2005 were $2,395,676, an increase of $1,332,433, or approximately 125%, from total general and administrative expenses for the six months ended June 30,
2004 of $1,063,243. This increase is primarily attributable to:

            o   For the six months ended June 30, 2005, bad debt expense
                amounted to $577,202 as compared to $0 for the six months ended
                June 30, 2004, an increase of $577,202 or approximately 100%. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At June 30, 2005, the allowance for doubtful accounts was $1,682,619. In the 2004 period, based on an
                analysis of accounts receivable, no additional allowance was recorded for the period.

            o   For the six months ended June 30, 2005, salaries expense
                amounted to $344,323 as compared to $335,431 for the six months ended June 30, 2004, an increase of $8,892 or approximately 3%.
                The increase was attributable to hiring of our chief executive officer and chief operating officer in June 2005. We expect our salaries expense to increase in subsequent quarters due to these new employees and new employees.

            o   For the six months ended June 30, 2005, depreciation and
                amortization expense amounted to $348,547 as compared to
                $195,789 for the six months ended June 30, 2004, an increase of
                $152,758 or approximately 78%. For the six months ended June 30,
                2005 and 2004, depreciation expense relating to our property and equipment amounted to $91,741 and $127,518, respectively. For the six months ended June 30, 2005 and 2004, amortization
                expense relating to the continued acquisition of data for our databases amounted to $256,806 and $68,271, respectively.

            o   For the six months ended June 30, 2005, professional fees
                amounted to $256,353 as compared to $106,942 for the six months ended June 30, 2004, an increase of $149,411 or approximately
                140%. The increase was primarily attributable to an increase in legal and accounting fees associated with our acquisitions and
                SEC filings as well as the audit of our financials statements.

            o   For the six months ended June 30, 2005, stock-based compensation and consulting expense amounted to $131,799 as compared to $0 for the six months ended June 30, 2004, an increase of $131,799 or 100%. The increase is a result of stock issuances to
                employees, officers and consultants during the six months ended
                June 30, 2005. There were no comparable issuances in the six months ended June 30, 2004. Additionally, at June 30, 2005, we have deferred compensation of $2,048,601 which will be amortized into expense during fiscal 2005, 2005 and 2007.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

            o   For the six months ended June 30, 2005, other general and
                administrative expense amounted to $737,452 as compared to
                $425,081 for the six months ended June 30, 2004, an increase of
                $312,371 or 73%. The increase is summarized as follows:

                                                2005               2004
                                            -----------         -------------
                    Rent                    $   159,954         $     117,812
                    Consulting fees              71,214                     -
                    Payroll taxes                82,692                     -
                    Insurance                    81,699                67,140
                    Other                       341,893               240,129
                                            -----------         -------------

                    Total                   $   737,452         $     425,081
                                            ===========         =============

            The increase in rent expense was attributable to payments during the six months ended June 30, 2005 for common area maintenance and utilities that were not reflected as rent expense in the prior period.

            In 2005, we paid consulting fees amounting to $20,000 to a related party (shareholder) for business management services rendered and to other consultants for services related to our acquisition.

            In 2005, we paid consulting fees amounting to $20,000 to related parties (shareholders) for business management services rendered.

            In 2005, we incurred payroll taxes related to our salaries. In 2004, we leased our employees from a third party. The increase in insurance is primarily related to an increase in health insurance costs due the increase in the number of employees.

            The increase in other general and administrative expense was attributable to an overall increase in operations.

            We reported income from operations of $1,701,331 for the six months ended June 30, 2005 as compared to income from operations of
            $491,544 for the six months ended June 30, 2004.

            Interest expense for the six months ended June 30, 2005 was $6,449 as compared to $0 for the six months ended June 30, 2004, an increase of $6,449 or 100%. This was primarily attributable to the assumption of debt in connection with our acquisitions.

            For the six months ended June 30, 2005, we recorded a provision for income taxes of $644,055 as compared to $0 for the six months ended June 30,
2004. In 2004, the Company had made an election to have its income or loss taxed directly to its members as a partnership for income tax purposes. Accordingly, the pro rata income or loss will be included in the tax return of the members.
As a result, no income taxes have been recognized in the accompanying financial statements for the 2004 period.

            We reported net income of $1,050,827 for the six months ended June
30, 2005 as compared to net income of $491,544 for the six months ended June 30,
2004. This translated into the following net income per common share:

                                                           Three Months Ended                 Six Months Ended
                                                          2005           2004              2005             2004
                                                       ----------      -----------     -----------    ------------

  Net income per common share - basic                  $      0.05     $      0.06     $      0.08     $      0.04
                                                       ===========     ===========     ===========     ===========
  Net income per common share - diluted                $      0.04     $      0.06     $      0.06     $      0.04
                                                       ===========     ===========     ===========     ===========
  Weighted average common shares outstanding - basic    13,469,852      12,001,000      12,739,483      12,001,000
                                                       ===========     ===========     ===========     ===========
  Weighted average common shares outstanding- diluted   17,934,012      12,001,000      17,036,254      12,001,000
                                                       ===========     ===========     ===========     ===========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

            On April 20, 2005, we commenced a private offering of up to
$1,000,000 Units, each Unit consisted of 50,000 shares of our common stock with warrants to purchase 25,000 shares of our common stock exercisable at $2.00 per share. The private placement was originally to be for a maximum amount of
$1,000,000, but was subsequently increased to a maximum of $1,625,000. In May and June 2005, we sold 1,625,000 shares of and granted 812,500 warrants to purchase 812,500 shares of common stock at an exercise price of $2.00 per share for net proceeds of $1,495,027.

            Pursuant to a Confidential Memorandum dated June 22, 2005, (the
"PPM"), we offered in a private placement to accredited investors up to
$4,000,000 of Units for a purchase price of $100,000 per Unit. Each Unit consists of 50,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and a three-year warrant to purchase 25,000 shares of
Common Stock at $3.50 per share. As of June 30, 2005, we sold units to accredited investors for net proceeds of $1,964,780 issuing 1,048,515 shares of common stock and granting 524,257 warrants to purchase 524,257 shares of common stock at $3.50 per share.

         Net cash flows provided by operating activities for the six months ended June 30, 2005 were $272,486 as compared to $152,627 for the six months ended June 30, 2004. For the six months ended June 30, 2005, net cash provided by operating activities was attributable to our net income of $1,050,827
(adjusted for add-back non-cash items such as depreciation and amortization of
$348,547 and stock-based compensation and consulting of $131,799), offset by an increase in accounts receivable of $2,347,138 and customer deposits of $199,052.

         We reported net cash flows used in investing activities of $909,247 for the six months ended June 30, 2005 as compared to net cash used in investing activities of $642,692 for the six months ended June 30, 2004, an increase of
$266,555. This increase is attributable to the use of cash of $150,000 in connection with our acquisitions and an increase in acquisitions of capitalized data costs.

         Net cash flows provided by financing activities was $3,390,183 for the six months ended June 30, 2005 as compared to net cash provided by financing activities of $355,502 for the six months ended June 30, 2004. For the six months ended June 30, 2005, we received net proceeds from the sale of common stock of $3,459,807 and net proceeds from the exercise of warrants of $137,500 offset by net draws by members (pre-acquisition) of $207,124. For the six months ended June 30, 2004, we received proceeds from contributions by members of
$1,030,001 offset by the repayment of notes payable of $674,499.

         We reported a net increase in cash for the six months ended June 30,
2005 of $2,753,422 as compared to a net decrease in cash of $134,563 for the six months ended June 30, 2004. At June 30, 2005 we had cash on hand of $2,907,801.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES

         Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States.
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Our critical accounting policies include revenue recognition, the useful life of our intangible assets, and accounting for stock based compensation.

      Revenue Recognition - We follow the guidance of the Securities and
Exchange Commission's Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured.
The following policies reflect specific criteria for the various revenues streams of the Company:

      EMAIL APPEND SERVICES: The Company's email append solution allows marketers to augment their existing customer database with the Company's permission-based email data. When a match is confirmed, the customer's email address is added to the client's file. Revenue is recognized upon completion of the email append service and the delivery of the updated customer database is delivered to the client.

      ELECTRONIC CHANGE OF ADDRESS: The Company's electronic change of address service enables clients to update their email databases. Revenue is recognized upon delivery of the updated customer database is delivered to the client.

      LEAD GENERATION: The Company offers lead generation programs to assist a variety of businesses with customer acquisition. The Company pre-screens the leads through its online surveys to meet its clients' exact criteria.
      Revenue is recognized upon delivery of a lead database to the client.

      DIRECT MAIL AND POSTAL LIST ADVERTISEMENT: The Company compiles an exclusive Internet responders' postal mailing list. This list is sourced from online registration and individuals who have responded to the
      Company's online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels.
      Revenue is recognized upon delivery of the respective list to the client.

      ONLINE MARKET RESEARCH: The Company has developed a consumer survey. The
      Company offers a variety of targeted leads generated from its ongoing survey responses. The Company also offers marketers the opportunity to add specific questions to the survey. The Company then sells the response information to the marketer on a cost per response basis. If a marketer or a market research company needs a full survey completed, the Company will broadcast its client's survey to a designated responder list on a cost per thousand basis. Revenue is recognized upon delivery of the respective survey is delivered to the designated responder.

Intangible assets consist of a database of email addresses acquired during normal operations and costs associated with the development of our various websites. Costs to develop new email databases, which primarily represent direct external costs, are capitalized and are amortized straight-line over the expected lives of the databases. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

CRITICAL ACCOUNTING POLICIES (CONTINUED)

            Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and
related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles
Board (APB) Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006 . We are currently evaluating the effect that the adoption of SFAS No.
123 (revised 2004) will have on our consolidated operating results and financial condition. No stock-based compensation cost is currently reflected in net income for employee and director option grants as all options granted under the 2005
Incentive Stock Plan and the Non-Employee Directors Stock Plan had an exercise price equal to the market value of the underlying common stock on the date of grant.

RECENT ACCOUNTING PRONOUNCEMENTS

            In December 2004, the FASB issued FASB Statement No. 123R,
"Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R").
FAS No. 123R requires companies to recognize in the statement of operations the grant- date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's second quarter of fiscal 2006. We are in process of evaluating the impact this pronouncement may have on our financial statements.

            In December 2004, the FASB issued SFAS Statement No. 153, "Exchanges of Non-monetary Assets." The Statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. We believe that the adoption of this standard will have no material impact on our financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

            Our Chief Executive Officer and Chief Financial Officer
(collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Based upon such officers'
evaluation of these controls and procedures as of a date as of the end of the period covered by this Quarterly Report, and subject to the limitations noted
hereinafter, the Certifying Officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this Quarterly Report is accumulated and communicated to management, including our Certifying Officers as appropriate, to allow timely decisions regarding required disclosure.

            The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

            Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         On June 27, 2005, we issued 550,000 shares of common stock in connection with the exercise of 550,000 common stock warrants for net proceeds of $137,500.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER EVENTS

         None

ITEM 6.  EXHIBITS

Exhibit No.    Description
-----------    -----------
2.1            Agreement of Merger and Plan of Reorganization among Chubasco
               Resources Corp., Reland Acquisition, Inc. and Relationserve, Inc.
               dated June 10, 2005 (incorporated herein by reference to Exhibit
               2.1 to the Company's Current Report on Form 8-K filed with the
               Commission on June 16, 2005).

2.2            Certificate of Merger of Reland Acquisition, Inc. with and into
               Relationserve, Inc. dated June 10, 2005 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form
               8-K filed with the Commission on June 16, 2005)

3.1            Certificate of Amendment to Articles of Incorporation of Chubasco
               Resources Corp. dated June 15, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form
               8-K filed with the Commission on June 16, 2005)

3.2            Amended and Restated By-Laws of RelationServe Media, Inc.
               (incorporated herein by reference to Exhibit 3.1 to the Company's
               Current Report on Form 8-K filed with the Commission on August 4,
               2005)

4.1            Promissory Note by Relationserve, Inc. in favor of Stacy McCall dated May 13, 2005 (incorporated herein by reference to Exhibit
               2.7 to the Company's Current Report on Form 8-K filed with the
               Commission on June 16, 2005)

4.2            Form of Warrant to purchase Common Stock of Relationserve, Inc.
               (incorporated herein by reference to Exhibit 2.8 to the Company's
               Current Report on Form 8-K filed with the Commission on June 16,
               2005)

4.3            Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on June 30, 2005)

10.1           Asset Purchase Agreement by and among Relationserve Access, Inc.,
               Omni Point Marketing, LLC, Cobalt Holdings, LLC and McCall and
               Estes Advertising, Inc. dated May 12, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on
               Form 8-K filed with the Commission on June 16, 2005)

10.2           Agreement and Plan of Merger between Friends Acquisition, Inc.
               and Friendsand LLC dated May 13, 2005 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form
               8-K filed with the Commission on June 16, 2005)

10.3           Note Purchase Agreement by and between Relationserve, Inc., JH
               Associates, Inc. and GRQ Consultants, Inc. dated April 1, 2005
               (incorporated herein by reference to Exhibit 2.3 to the Company's
               Current Report on Form 8-K filed with the Commission on June 16,
               2005)

10.4           Independent Consulting Agreement by and between Relationserve,
               Inc. and Summit Financial Partners, LLC. dated May 24, 2005
               (incorporated herein by reference to Exhibit 2.4 to the Company's
               Current Report on Form 8-K filed with the Commission on June 16,
               2005)

10.5           Agreement between RelationServe Media, Inc. and Warren Musser, dated June 23, 2005 (incorporated herein by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K filed with the
               Commission on June 27, 2005)

10.6           Agreement between RelationServe Media, Inc. and Mandee Heller
               Adler, dated June 24, 2005 (incorporated herein by reference to
               Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on June 27, 2005)

10.7           Form of Registration Rights Agreement*

10.8           RelationServe Media, Inc. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current
               Report on Form 8-K filed with the Commission on July 18, 2005)

10.9           Employment Agreement between RelationServe Media, Inc. and Mandee
               Heller Adler, dated July 13, 2005 (incorporated herein by
               reference to Exhibit 10.2 to the Company's Current Report on Form
               8-K filed with the Commission on July 18, 2005)

10.10          Employment Agreement between RelationServe Media, Inc. and
               Danielle Karp, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form
               8-K filed with the Commission on July 18, 2005)

10.11          Employment Agreement between RelationServe Media, Inc. and Ohad
               Jehassi, dated July 13, 2005 (incorporated herein by reference to
               Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2005)

10.12          Consulting Agreement between RelationServe, Inc. and Stronghurst,
               LLC, dated June 13, 2005 (incorporated herein by reference to
               Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2005)

10.13          2005 Non-Employee Directors Plan (incorporated herein by
               reference to Exhibit 10.1 to the Company's Current Report on Form
               8-K filed with the Commission on August 12, 2005)

10.14          Form of Option Certificate *

10.15          Form of Restricted Stock Agreement *

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting
               Officer *

* Filed herewith

                                   SIGNATURES

In Accorance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Relationserve Media, Inc.

                                             By: /s/ Mandee Heller Adler
                                                 ---------------------------
August 15, 2005                                  Mandee Heller Adler
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

                                             By: /s/ Adam Wasserman
                                                 ---------------------------
August 15, 2005                                  Adam Wasserman
                                                 Principal Financial and
                                                 Accounting Officer

