Form 10QSB
period 2005-09-30
RELATIONSERVE MEDIA INC
filed 2005-11-18
CIK 1296001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

               For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

              For the transition period from ________ to __________

                       Commission File Number: 333-119632

                            RELATIONSERVE MEDIA, INC.
                            -------------------------
          (Exact name of small business issuer as specified in charter)

            Delaware                                      20-2601326
            --------                                      ----------
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
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [x]   No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes[ ]   No [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,771,015 shares at November 14,
2005

Transitional Small Business Disclosure Format (Check one): Yes[ ]   No [x]

                            RELATIONSERVE MEDIA, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                      INDEX

                                                                                        Page
                                                                                        ----

PART I - FINANCIAL INFORMATION

      Item 1 - Consolidated Financial Statements

      Consolidated Balance Sheet (Unaudited)
               As of September 30, 2005..............................................     3
      Consolidated Statements of Operations (Unaudited)
               For the Three and Nine Months Ended September 30, 2005 and 2004 ......     4
      Consolidated Statements of Cash Flows (Unaudited)
               For the Nine Months Ended September 30, 2005 and 2004.................     5

      Notes to Unaudited Consolidated Financial Statements...........................  6-28

      Item 2 - Management's Discussion and Analysis or Plan of
                  Operation.......................................................... 29-17

      Item 3 - Controls and Procedures...............................................    18

PART II - OTHER INFORMATION

                                       -2-

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                              ASSETS

CURRENT ASSETS:
  Cash                                                                         $ 1,221,651
  Accounts receivable, less allowance for doubtful accounts of $1,076,701        3,039,055
  Prepaid expenses and other current assets                                        512,831
                                                                               -----------

    Total current assets                                                         4,773,537
                                                                               -----------

Property and equipment, net                                                        788,554

Intangibles, net                                                                 1,852,360
Other assets                                                                        69,154
                                                                               -----------

    Total Assets                                                               $ 7,483,605
                                                                               ===========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $ 1,012,657
  Accrued expenses                                                                 495,279
  Accrued commissions                                                              453,431
  Income taxes payable                                                             233,508
  Deferred rent                                                                    174,513
  Customer deposits                                                                176,367
                                                                               -----------

    Total current liabilities                                                    2,545,755

Long Term Note Payable                                                             200,000
                                                                               -----------

    Total liabilities                                                            2,745,755
                                                                               -----------

SHAREHOLDERS' EQUITY:
  Preferred stock ($.001  Par value; 10,000,000 shares authorized;
    No shares issued and outstanding)                                                    -
  Common stock ($.001  Par value; 90,000,000 share authorized;
    19,016,015 shares issued and outstanding)                                       19,016
  Common stock issuable (755,000 shares)                                               755
  Additional Paid-in capital                                                     7,078,903
  Accumulated deficit                                                             (713,533)
  Less: Deferred compensation                                                   (1,647,291)
                                                                               -----------

    Total shareholders' equity                                                   4,737,850
                                                                               -----------

    Total liabilities and shareholders' equity                                 $ 7,483,605
                                                                               ===========

     See accompanying notes to unaudited consolidated financial statements.

                                       -3-

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              For the Three Months Ended            For the Nine Months Ended
                                                                     September 30,                         September 30,
                                                           ---------------------------------    ----------------------------------
                                                              2005                  2004            2005                  2004
                                                           -----------           -----------    ------------           -----------
                                                           (Unaudited)           (Unaudited)     (Unaudited)           (Unaudited)

Revenues, net                                              $ 3,704,575           $ 3,685,408    $ 10,382,598           $ 7,527,601

Cost of revenues                                               645,333               521,616       1,378,585             1,366,547
                                                           -----------           -----------    ------------           -----------
Gross profit                                                 3,059,242             3,163,792       9,004,013             6,161,054
                                                           -----------           -----------    ------------           -----------

Selling expenses:
  Salaries and commissions                                     386,757             1,117,285       1,932,243             2,338,588
  Advertising and trade shows                                  151,969                75,488         454,247               296,660
                                                           -----------           -----------    ------------           -----------
                                                               538,726             1,192,773       2,386,490             2,635,248
                                                           -----------           -----------    ------------           -----------
General and administrative expenses:
  Bad debt                                                   1,606,417               616,441       2,183,619               616,441
  Salaries                                                     348,630                 3,458         692,953               338,889
  Depreciation and amortization                                228,500               217,524         577,047               413,313
  Professional fees                                            382,284               152,006         638,637               258,948
  Stock-based consulting expense                               369,643                     -         497,275                     -
  Stock-based compensation expense                              31,667                     -          35,834                     -
  Other general and administrative                             631,477               318,976       1,368,929               744,057
                                                           -----------           -----------    ------------           -----------
                                                             3,598,618             1,308,405       5,994,294             2,371,648
                                                           -----------           -----------    ------------           -----------
Income (loss) from operations                               (1,078,102)              662,614         623,229             1,154,158
                                                           -----------           -----------    ------------           -----------
Other income (expense):
   Gain on extinguishment of debt                                    -               162,705               -               162,705
   Interest income                                               3,049                     -           3,049                     -
   Interest expense                                             (5,334)                    -         (11,783)               (6,718)
                                                           -----------           -----------    ------------           -----------
     Total other income (expense)                               (2,285)              162,705          (8,734)              155,987
                                                           -----------           -----------    ------------           -----------
Income (loss) before income taxes                           (1,080,387)              825,319         614,495             1,310,145

Benefit from (provision for) income taxes                      410,547                     -        (233,508)                    -
                                                           -----------           -----------    ------------           -----------
Net income (loss)                                           $ (669,840)            $ 825,319       $ 380,987           $ 1,310,145
                                                           ===========           ===========    ============           ===========

Net income (loss) per common share:
   Net income (loss) per common share - basic                  $ (0.03)               $ 0.07          $ 0.03                $ 0.11
                                                           ===========           ===========    ============           ===========
   Net income (loss) per common share - diluted                $ (0.03)               $ 0.07          $ 0.02                $ 0.11
                                                           ===========           ===========    ============           ===========
   Weighted average common shares outstanding - basic       19,771,015            12,001,000      15,112,925            12,001,000
                                                           ===========           ===========    ============           ===========
   Weighted average common shares outstanding - diluted     19,771,015            12,001,000      21,628,567            12,001,000
                                                           ===========           ===========    ============           ===========

     See accompanying notes to unaudited consolidated financial statements.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Nine Months Ended
                                                                                       September 30,
                                                                             ---------------------------------
                                                                                 2005                 2004
                                                                             -----------          ------------
                                                                             (Unaudited)           (Unaudited)

Cash Flows From Operating Activities:
  Net income                                                                $   380,987            $ 1,310,145
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                               577,047                413,312
    Asset impairment charge                                                           -                 63,371
    Stock-based compensation and consulting                                     533,109                      -
    Provision for bad debt                                                    2,183,619                616,441
    Gain on extinguishment of debt                                                    -               (162,705)
  Changes in assets and liabilities:
    Accounts receivable                                                      (4,599,613)            (2,651,762)
    Due from principal member                                                   140,312                (12,137)
    Prepaid expenses and other current assets                                  (446,297)                40,062
    Other assets                                                                (40,188)              (150,000)
    Accounts payable                                                            674,860                152,597
    Accrued expenses                                                            288,647                 (2,821)
    Accrued commissions                                                         197,161                535,111
    Income taxes payable                                                        233,508                      -
    Deferred rent                                                               (18,352)               190,706
    Customer deposits                                                          (127,846)               228,829
                                                                            -----------            -----------
      Net cash provided by (used in) operating activities                       (23,046)               571,149
                                                                            -----------            -----------
Cash Flows From Investing Activities:
  Cash used in acquisition                                                     (150,000)                     -
  Purchase of property and equipment                                           (152,318)               (40,107)
  Purchase of intangible assets                                              (1,488,294)              (906,524)
                                                                            -----------            -----------
      Net cash used in investing activities                                  (1,790,612)              (946,631)
                                                                            -----------            -----------
Cash Flows From Financing Activities:
  Net proceeds from sales of common stock                                     3,450,554                      -
  Proceeds from exercise of warrants                                            137,500                      -
  Contributions from members                                                          -              1,145,000
  Draws by members                                                             (207,124)               (50,000)
  Payments on notes payable                                                    (500,000)              (532,882)
                                                                            -----------            -----------
      Net cash provided by financing activities                               2,880,930                562,118
                                                                            -----------            -----------
      Net increase in cash                                                    1,067,272                186,636

Cash - beginning of period                                                      154,379                213,943
                                                                            -----------            -----------
Cash - end of period                                                        $ 1,221,651            $   400,579
                                                                            ===========            ===========

Supplemental Disclosures of Cash Flow Information
  Cash payments for interest                                                $       810            $     6,718
                                                                            ===========            ===========
  Cash payments for income taxes                                            $         -            $         -
                                                                            ===========            ===========

Non-cash investing and financing activities:
  Note payable assumed in connection with acquisition                       $   700,000            $         -
                                                                            ===========            ===========
  Common stock issued for future services                                   $ 2,180,000            $         -
                                                                            ===========            ===========
  Distribution of software to member (pre-acquisition)                      $   200,000            $         -
                                                                            ===========            ===========

     See accompanying notes to unaudited consolidated financial statements.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)
of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2004 and notes thereto of Omni Point Marketing LLC and other pertinent information contained in the Current Report on Form 8-K of
RelationServe Media, Inc. (the "Company") as filed with the Securities and
Exchange Commission (the "Commission") on June 16, 2005. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results for the full fiscal year ending December 31, 2005.

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
Directors authorized the merger (the "Merger") of its newly formed wholly-owned subsidiary, Reland Acquisition, Inc. ("Reland"), a Delaware corporation, with
RelationServe, Inc., a Delaware corporation. ("RelationServe") and entered into an Agreement of Merger and Plan of Reorganization (the "Merger Agreement"). On
June 13, 2005, a Certificate of Merger was filed with the Secretary of State of the State of Delaware in order to complete the Merger, and on June 15, 2005,
Chubasco changed its name to RelationServe Media, Inc.

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

Prior to the Merger, on May 16, 2005, RelationServe, through its wholly-owned
Delaware subsidiary RelationServe Access, Inc. ("Access"), purchased the assets and assumed certain liabilities of Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), and through its wholly-owned Delaware subsidiary, Friendsand, Inc. ("Friendsand") acquired all of the assets and liabilities of Friendsand LLC, a Delaware limited liability company
("Affiliated Company"). Omni Point and Affiliated Company were acquired for a combination of cash payments, a two-year promissory note in the principal amount of $700,000, and 8,000,000 newly-issued common shares of RelationServe. The acquisition of Omni Point and Affiliated Company by RelationServe was accounted for as a reverse merger because on a post-merger basis, the former Omni Point and Affiliated Company members held a majority of the outstanding common stock of RelationServe on a voting and fully-diluted basis. As a result, Omni Point and Affiliated Company were deemed to be the acquirer for accounting purposes.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Organization (continued)

In addition, the acquisition of RelationServe by the Company was accounted for as a reverse merger because on a post-merger basis, the former RelationServe shareholders hold a majority of the outstanding common stock of the Company on a voting and fully diluted basis. As a result, RelationServe was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending September 30, 2005, are those of
RelationServe, Omni Point, and Affiliated Company for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of RelationServe prior to the acquisition has been retroactively restated (a recapitalization)
for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and RelationServe's common stock, with an offset to additional paid-in capital. The restated
consolidated retained earnings of the accounting acquirer (RelationServe,
Omni Point, and Affiliated Company) are carried forward after the acquisition.

On August 29, 2005, the Company and its wholly-owned subsidiary RelationServe, entered into an Agreement and Plan of Merger for the sole purpose of changing the state of incorporation of the Company from Nevada to Delaware. On August 29,
2005, the Company merged with and into RelationServe (Delaware), so that the
Company and RelationServe (Delaware) became a single corporation named
RelationServe Media, Inc. (the "Surviving Corporation"), which exists under, and is governed by, the laws of the State of Delaware (the "Reincorporation
Merger").

As a result of the Reincorporation Merger, all of the assets, property, right, privileges, powers and franchises of the Company became vested in and held and enjoyed by the Surviving Corporation and the Surviving Corporation assumed all of the obligations of the Company.

In addition, each share of common stock, par value $0.001 per share, of the
Company which was issued and outstanding immediately prior to the
Reincorporation Merger was converted into one issued and outstanding share of common stock, par value $0.001 per share, of the Surviving Corporation ("Common
Stock"), so that the holders of all the issued and outstanding shares of common stock of the Company immediately prior to the Reincorporation Merger are the holders of Common Stock of the Surviving Corporation. All shares of
RelationServe (Delaware) owned by the Company immediately prior to the
Reincorporation Merger were surrendered to the Surviving Corporation and cancelled.

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

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment and intangible assets.

Accounts receivable

Accounts receivable are reported at net realizable value. The Company has established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2005, the allowance for doubtful accounts was
$1,076,701.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

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

Income (loss) per common share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The following table presents a reconciliation of basic and diluted earnings per share:

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Income (loss) per common share (continued)

                                                  For the Three Months Ended        For the Nine Months Ended
                                                         September 30,                     September 30,
                                                 -----------------------------    ------------------------------
                                                      2005           2004               2005            2004
                                                 -------------- --------------    --------------- --------------

Net income (loss)                                  $  (669,840)   $   825,319        $   380,987    $ 1,310,145
Weighted average shares outstanding - basic         19,771,015     12,001,000         15,112,925     12,001,000
EPS - basic                                             $(0.03)         $0.07              $0.03          $0.11
                                                 ============== ==============    =============== ==============

Net income (loss)                                  $  (669,840)   $   825,319        $   380,987    $ 1,310,145
                                                 ============== ==============    =============== ==============
Weighted average shares outstanding - basic         19,771,015     12,001,000         15,112,925     12,001,000
Effect of dilutive securities
   Unexercised warrants and options                          -              -          6,515,642              -
                                                 -------------- --------------    --------------- --------------
Weighted average shares outstanding- diluted        19,771,015     12,001,000         21,628,567     12,001,000
                                                 ============== ==============    =============== ==============
EPS - diluted                                           $(0.03)         $0.07              $0.02          $0.11
                                                 ============== ==============    =============== ==============

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
As a result, no income taxes have been recognized in the accompanying financial statements for the 2004 period. Had income taxes been determined based on a effective tax rate of 38% consistent with the method of SFAS 109, the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the three and nine months ended September 30, 2004, respectively:

                                              Three months       Nine months
                                                  Ended             Ended
                                              September 30,     September 30,
                                                  2004               2004
                                            ---------------    ---------------
Net income as reported                      $       825,319    $    1,310,145
Less: income taxes at an effective tax
      rate of 38%                                  (313,622)         (497,855)
                                            ---------------    --------------
Pro forma net income                        $       511,697    $      812,290
                                            ===============    ==============

Basic and diluted income per share:
      As reported                           $           .07    $          .11
                                            ===============    ==============
      Pro forma                             $           .04    $          .07
                                            ===============    ==============

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

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

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Stock-based compensation (continued)

The exercise prices of all options granted by the Company equal the market price at the dates of grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123,
"Accounting for Stock Based Compensation", the Company's net income and income per share would have been changed to the pro forma amounts indicated below for the nine months ended September 30, 2005 and 2004:

                                              Nine months ended September 30,
                                                  2005               2004
                                            ---------------     --------------
 Net income as reported                     $       380,987     $    1,310,145
 Less: total stock-based employee
 compensation expense determined under
 fair value based method, net of related
 tax effect                                      (1,239,112)                 -
                                            ---------------     --------------

 Pro forma net income (loss)                $      (858,125)    $    1,310,145
                                            ===============     ==============

 Basic income (loss) per share:
       As reported                          $           .03     $          .11
                                            ===============     ==============
       Pro forma                            $          (.06)    $          .11
                                            ===============     ==============

 Diluted income (loss) per share:
       As reported                          $           .02     $          .11
                                            ===============     ==============
       Pro forma                            $          (.04)    $          .11
                                            ===============     ==============

   The option grants are estimated as of the date of grant using the
   Black-Scholes option-pricing model with the following assumptions used for grants as of September 30, 2005: expected volatility of 50%; risk free interest rate of 3.53%; expected life of 10 years and annual dividend rate of
   0%. The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the Company may continue to grant options to employees.

Concentration of credit risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At September 30, 2005, the Company had approximately
$1,115,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through
September 30, 2005.

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. FAS
No. 123R is effective for the first fiscal year beginning after December 15,
2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (continued)

Recent accounting pronouncements (continued)

In April 2005, the Securities and Exchange Commission's Office of the Chief
Accountant and its Division of Corporation Finance has released Staff Accounting
Bulletin (SAB) No.107 to provide guidance regarding the application of FASB
Statement No.123 (revised 2004), Share-Based Payment. Statement No. 123(R)
covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SAB 107 provides interpretative guidance related to the interaction between Statement No. 123R and certain SEC rules and regulations, as well as the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also reminds public companies of the importance of including disclosures within filings made with the SEC relating to the accounting for share-based payment transactions, particularly during the transition to Statement No. 123R.

In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 154, "Accounting Changes and Error
Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS
154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB
Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,
and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This
Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this
Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December
15, 2005. The Company does not believe that the adoption of SFAS 154 will have a significant effect on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 2 - PROPERTY AND EQUIPMENT

At September 30, 2005, property and equipment consist of the following:

     Computer equipment                        $   598,949
     Office equipment                              119,206
     Furniture and fixtures                        225,040
     Leasehold improvements                        127,011
     Software                                       75,930
                                                 1,146,136

     Less accumulated depreciation                (357,582)
                                               -----------
                                               $   788,554
                                               ===========

Depreciation expense was $142,770 and $158,471 for the nine months ended
September 30, 2005 and 2004, respectively.

NOTE 3 - INTANGIBLE ASSETS

At September 30, 2005, intangible assets consist of the following:

     Email database                            $ 2,501,606
     Web properties                                155,274
                                               -----------
                                                 2,656,880

     Less accumulated amortization               (804,520)
                                               -----------
                                               $ 1,852,360
                                               ===========

Amortization expense was $434,277 and $254,842 for the nine months ended
September 30, 2005 and 2004, respectively. Additionally, for the nine months ended September 30, 2004, the Company recorded an asset impairment charge of
$63,371 for email addresses removed from the email database.

NOTE 4 - NOTE PAYABLE

On May 13, 2005, in connection with the acquisition of Friendsand LLC, the
Company's subsidiary, RelationServe, entered into a promissory note with the former member of Friendsand LLC for $700,000. The note bears interest at 6% per annum and shall be computed on the basis of a 365-day year. The entire principal balance plus all accrued interest is due on May 13, 2007. However, the maturity date of this note shall be accelerated (i) as to 50% of the original principal amount ($350,000) and accrued interest on such amount to the date on which the
Company closes on a private placement or public offering of its securities with aggregate gross proceeds of not less than $5,000,000; and (ii) as to the remaining 50% of the original principal ($350,000) and accrued interest on such amount to the date on which the Company closes on a private placement or public offering of its securities with aggregate gross proceeds of not less than
$10,000,000. Through September 30, 2005, the Company repaid $500,000 on this note. In November 2005, the Company repaid the remaining balance. At September
30, 2005 the scheduled maturity of loan payable is as follows:

        2007                         $    200,000
                                     ============

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 5 -  RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2005, the Company recognized revenues from two companies related to a shareholder of the Company aggregating $590,000.
At September 30, 2005, these companies owed the Company $520,000 which is included in accounts receivable on the accompanying balance sheet. In November
2005, the Company collected the remaining accounts receivable balance.

NOTE 6 -  SHAREHOLDERS' EQUITY

Common Stock

On April 1, 2005, in connection with the formation of RelationServe, founders of
RelationServe received 4,001,000 shares of RelationServe common stock and
6,000,000 warrants in connection with their efforts and for providing bridge loan advances and negotiating the Company's initial acquisitions. The exercise price of the warrants issued to bridge loan holders is $0.25 per share. These shares were issued pursuant to an exemption from registration pursuant to
Section 4(2) of the Securities Act and are restricted shares as defined in the
Securities Act. For the nine months ended September 30, 2005, in connection with the issuance of these shares, the Company recorded stock-based compensation expense of $400. Under the terms of the Merger Agreement dated June 10, 2005
(see note 1), these shares (4,001,000) and each warrant (6,000,000) were converted into one share of the Company's common stock and a warrant to purchase one share of the Company's common stock, respectively, following the Merger.

On April 20, 2005, the Company commenced a private offering of up to $1,000,000 in Units, each Unit consisted of 50,000 shares of common stock with warrants to purchase 25,000 shares of the Company's common stock exercisable at $2.00 per share (the "Offering"). The private placement was originally to be for a maximum amount of $1,000,000, but was subsequently increased to a maximum of $1,625,000.
In May and June 2005, the Company sold 1,625,000 shares of common stock and granted 812,500 warrants to purchase 812,500 shares of common stock at an exercise price of $2.00 per share for net proceeds of $1,495,027.

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
Accordingly, the Company recorded deferred compensation of $1,050,000, which will be amortized into consulting expense over the term of the contract. For the nine months ended September 30, 2005, the Company amortized $371,875 into stock-based consulting expense.

On June 13, 2005, the Company entered into an independent consulting agreement with two individuals (the "Consultants"). Under the terms of the agreement, the
Consultants will provide investor relations and similar services for a period of
21 months in exchange for issuance of 750,000 shares of Common Stock. In connection with this consulting agreement, the Company valued the 750,000 common shares under the consulting agreement at $1.00 per share based on the recent selling price of the shares. Accordingly, the Company recorded deferred compensation of $750,000, which will be amortized into consulting expense over the term of the contract. For the nine months ended September 30, 2005, the
Company amortized $125,000 into stock-based consulting expense. As of September
30, 2005, 375,000 of these shares had not been issued and are including in common stock issuable on the accompanying balance sheet.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6 -  SHAREHOLDERS' EQUITY (continued)

Common Stock (continued)

On June 17, 2005, the effective date of an employment agreement with the
Company's Chief Executive Officer, the company agreed to issue 300,000 shares of common stock. The Company valued the 300,000 common shares issue under the employment agreement at $1.00 per shares based on the recent selling price of the shares under a private placement. Accordingly, the Company recorded deferred compensation of $300,000, which will be amortized into stock-based compensation expense over the employment contract term of 36 months. As of September 30,
2005, the shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

On June 28, 2005, the effective date of an employment agreement with the
Company's Chief Operating Officer, the Company agreed to issue 80,000 shares of common stock. The Company valued the 80,000 common shares issued under the employment agreement at $1.00 per share based on the recent selling price of the shares. Accordingly, the Company recorded deferred compensation of $80,000, which will be amortized into stock-based compensation expense over the employment contract term of 36 months. As of September 30, 2005, the shares had not been issued and are included in common stock issuable on the accompanying balance sheet.

In connection with the employment agreements discussed above, for the nine months ended September 30, 2005, the Company amortized $35,834 into stock-based compensation expense.

On June 27, 2005, the Company issued 550,000 shares of common stock in connection with the exercise of 550,000 common stock warrants for net proceeds of $137,500.

Pursuant to a Confidential Memorandum dated June 22, 2005 (the "PPM"), the
Company offered in a private placement (the "Offering") to accredited investors up to $4,000,000 in Units for a purchase price of $100,000 per Unit. Each Unit consists of 50,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock") and a three-year warrant to purchase 25,000 shares of
Common Stock at $3.50 per share. On June 30, 2005, the Company sold 20.97 Units to accredited investors for net proceeds of $1,955,527 and issued an aggregate of 1,048,515 shares of common stock and granted 524,257 warrants to purchase
524,257 shares of common stock at $3.50 per share.

Stock Options

On June 16, 2005, pursuant to the Company's 2005 Non-Employee Directors' Plan
(the "Directors Plan"), the Company granted an option to purchase 1,000,000 shares of common stock to a non-employee director. The option is exercisable six months after the approval of the Directors' Plan by shareholders and expires on
June 16, 2015 and is exercisable at $1.00 per share, which was the fair market value of the common stock at the grant date based on the recent selling price.
Accordingly, under APB 25, no compensation expense was recognized. On August 9,
2005, by written consent, a majority of the Company's stockholders approved the
Company's 2005 Non-Employee Directors Stock Plan (the "Plan"). Key features of the Plan include:

    o   Non-employee directors of the Company and its subsidiaries are eligible to participate in the Plan. The term of the Plan is five years.
        2,000,000 shares of common stock have been reserved for issuance under the Plan, provided that awards to the Chairman of the Board are limited to 1,000,000 shares during the life of the Plan.
    o   Options may only be issued as non-qualified stock options.
    o   Each non-employee director who is newly-elected or appointed Chairman of the Board shall receive an option to purchase 1,000,000 shares of common stock exercisable on the six-month anniversary of the approval of the Plan by the stockholders.
    o   Each newly elected or appointed non-employee director (other than the
        Chairman) shall be granted an option to purchase 50,000 shares of common stock, exercisable as to 50% of such shares on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant.
    o   Each non-employee director shall be granted an option to purchase
        50,000 shares of common stock on the second anniversary of such director's initial election or appointment, exercisable as to 50% on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

    o   Stockholder approval is required in order to replace or reprice options.
    o   The Plan is administered by the Board or a committee designated by the
        Board.
    o   Options have a maximum term of ten years.
    o   Upon a change in control any unvested portion of outstanding options shall vest and become immediately exercisable ten days prior to such change in control.

On June 21, 2005, the Company's sole director adopted the 2005 Incentive Stock
Plan (the "Plan"). The purpose of the Plan is to encourage stock ownership by the Company's officers, directors, key employees and consultants, and to give such persons a greater personal interest in the success of the business and an added incentive to continue to advance and contribute to the Company and to attract new directors, officers, consultants, advisors and employees whose services are considered valuable. The Plan provides for the grant of options and the issuance of restricted shares for an aggregate of 3,300,000 shares of common stock that have been reserved under the Plan. Both incentive and nonqualified stock options may be granted under the Plan and the Plan terminates on June 21,
2015. As of September 30, 2005, 380,000 shares and options to purchase 2,019,000 shares have been granted under the Plan.

The exercise price of options granted pursuant to this plan is determined by a committee but may not be less than 100% of the fair market value on the day of grant and the option term may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than 110% of the fair value of the common stock at the date of grant and the option term may not exceed 5 years. The exercise prices of all options granted by the Company through September 30, 2005 equal or exceeded the market price at the dates of grant. No compensation expense has been recognized.

On June 21, 2005, the Company granted options to purchase an aggregate of
2,019,000 shares of common stock to employees of the Company. The options are exercisable at $3.85 per share, which exceeds the fair market value of the common stock at the grant date. Accordingly, under APB 25, no compensation expense was recognized. The options vest as to 25% of such shares on the date six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant and expire on June 21, 2015 or earlier due to employment termination.

A summary of the status of the Company's outstanding stock options as of
September 30, 2005 and changes during the period ending on that date is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                               Shares              Price
                                           --------------     ---------------

  Outstanding at December 31, 2004                    -          $     0.00
  Granted                                     3,019,000                2.98
  Exercised                                           -               (0.00)
  Forfeited                                           -               (0.00)
                                            -----------          ----------
  Outstanding at September 30, 2005           3,019,000          $     2.98
                                            ===========          ==========
  Options exercisable at end of period                -          $        -
                                            ===========          ==========

  Weighted-average fair value of options
    granted during the period                                    $     2.98

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6 -  SHAREHOLDER' EQUITY (continued)

Stock Options (continued)

The following information applies to options outstanding at September 30, 2005:

                                                  Options Outstanding           Options Exercisable
                                             ----------------------------    -------------------------
                                               Weighted
                                                Average         Weighted                     Weighted
                                              Remaining         Average                      Average
                                             Contractual        Exercise                     Exercise
Range of Exercise Prices         Shares      Life (Years)        Price          Shares        Price
------------------------      -----------    ------------     -----------    ------------   ----------

$1.00                          1,000,000         9.75           $ 1.00         1,000,000       1.00
$3.85                          2,019,000         9.75           $ 3.85                 -          -

Common Stock warrants

In April 2004, in connection with certain bridge loans, the Company granted
6,000,000 warrants to purchase 6,000,000 shares of common stock at $.25 per share. The warrants expire on April 1, 2015. Through September 30, 2005,
550,000 of these warrants have been exercised.

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
The warrants expire on June 30, 2008.

A summary of the status of the Company's outstanding stock warrants granted as of September 30, 2005 and changes during the period is as follows:

                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                               Shares              Price
                                           --------------     ---------------

  Outstanding at December 31, 2004                    -          $        -
  Granted                                     7,336,757                0.66
  Exercised                                    (550,000)              (0.25)
  Forfeited                                           -                   -
                                            -----------          ----------
  Outstanding at September 30, 2005           6,786,757          $     0.70
                                            ===========          ==========
  Options exercisable at end of period        6,786,757          $     0.70
                                            ===========          ==========

  Weighted-average fair value of warrants
    granted during the period                                    $     0.66

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 6 -  SHAREHOLDER' EQUITY (continued)

Common Stock warrants (continued)

The following information applies to all warrants outstanding at September 30,
2005:

                                                 Warrants Outstanding          Warrants Exercisable
                                            ----------------------------    -------------------------
                                              Weighted
                                               Average         Weighted                     Weighted
                                             Remaining         Average                      Average
                                            Contractual        Exercise                     Exercise
Range of Exercise Prices        Shares      Life (Years)        Price          Shares        Price
------------------------     -----------    ------------     -----------    ------------   ----------

$0.25                         5,450,000         9.50           $ 0.25         5,450,000       0.25
$2.00                           812,500         2.60           $ 2.00           812,500       2.00
$3.50                           524,257         2.75           $ 3.50           500,000       3.50

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENT

On August 9, 2005, the Company entered into an asset purchase agreement (the
"Agreement") with theglobe.com, inc. ("Globe") and its wholly-owned subsidiary,
SendTec, Inc. ("SendTec"), for the purchase of the business and assets of
SendTec. Under the Agreement, the closing of the transactions was required on or prior to October 31, 2005. On August 23, 2005, Amendment No. 1 to the Agreement
was entered into providing, among other things, for removal of a condition to closing that financing for the transaction be deposited in escrow within 30 days of execution of the Agreement, modifying SendTec's and Globe's post-closing non-competition provisions, providing as additional closing conditions requirements that SendTec management enter into certain agreements with the
Company, providing for SendTec management to provide certain representations and warranties concerning the SendTec business to Globe and to the Company and for deposit of certain property by SendTec management in escrow for the purposes of their indemnification obligations, and modifying certain representations and warranties, and allocating responsibilities for certain breaches among SendTec,
Globe and SendTec management.

In connection with the transactions, the Company organized a subsidiary, SendTec
Acquisition Corp., a Delaware corporation ("STAC"), to serve as purchaser of the business and assets of SendTec (the "Asset Purchase").

The Agreement as originally executed by the parties contemplated that the acquisition of the business and assets of SendTec would be accomplished through a wholly-owned or majority-owned subsidiary of the Company. On October 31, 2005 the Company assigned its rights under the Agreement to STAC with the consent of the sellers and entered into certain agreements providing for financing of the transactions. As a result of the financing arrangements described herein, at the time of closing of the Asset Purchase STAC ceased to be a wholly-owned subsidiary of the Company.

The Asset Purchase closed on October 31, 2005. The Asset Purchase was financed through a combination of additional equity invested by the Company in STAC and the sale, pursuant to a Securities Purchase Agreement, of $34.95 million of
Senior Secured Convertible Debentures due October 30, 2009 of STAC (the "STAC
Debentures") purchased by institutional investors. In addition, certain purchasers of the STAC Debentures purchased 280,351 shares of Series A
Redeemable Preferred Stock of STAC (the "STAC Preferred Stock"), each such share of STAC Preferred Stock possessing 100 votes per share, equal to approximately
64% of the total voting shares of STAC. The Company purchased $10,000,000 of shares of the common stock, par value $0.001 per share, of STAC ("STAC Common
Stock") ($1.00 per share) in exchange for an approximate 23% voting interest in
STAC.

On October 28, 2005, the Company filed a Certificate of Designation authorizing the issuance of up to 1,500,000 shares of its Series A Convertible Preferred
Stock, par value $0.001 per share (the "RelationServe Preferred").

On October 31, 2005 the Company sold in a private placement $10,289,690 of
RelationServe Preferred at a purchase price of $13.50 per share (762,199 shares). Each share of RelationServe Preferred is convertible into shares of
Company common stock, par value $0.001 per share ("RelationServe Common Stock"), at an initial conversion price of $1.35 per share. The Company applied the proceeds of the offering to purchase $10,000,000 of the Common Stock of STAC, as described above, and the balance for working capital.

Upon satisfaction of certain conditions (the "Consolidation Milestones") set forth in a Securities Purchase Agreement dated October 31, 2005 among the
Company, STAC, and the purchasers named therein for the purchase of STAC
Debentures (the "Securities Purchase Agreement"), provisions of the STAC
Debentures, STAC Preferred Stock, and RelationServe Preferred, as well as the terms of certain agreements with the management of STAC, provide for the elimination of the separate nature of STAC (the "Consolidation"). Upon satisfaction of the Consolidation Milestones, provision is made for the mandatory consolidation of STAC with the Company, after which time STAC will become a wholly-owned subsidiary of the Company (although approximately 9.5%
(8.2% on a fully-diluted basis) of the STAC Common Stock may continue to be owned by management (subject to certain rights to "put" such shares to the
Company under certain circumstances). Satisfaction of the Consolidation
Milestones may be effected until February 28, 2006, and the Consolidation transactions to occur within 30 days following satisfaction of each of the
Consolidation Milestones, but not later than March 31, 2006.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENT (continued)

Upon Consolidation: (i) the STAC Debentures ($34,950,000), initially convertible at $1.00 per share into STAC Common Stock, shall become convertible at a conversion price of $1.50 per share into RelationServe Common Stock; (ii)
seven-year warrants to purchase 10,081,607 shares of RelationServe Common Stock will be issued to the STAC Debenture purchasers exercisable at $0.01 per share;
(iii) the STAC Preferred Stock will be redeemed for its initial purchase price
($280,351), plus accrued and unpaid dividends, if any; (iv) the RelationServe
Preferred will automatically be converted into shares of RelationServe Common
Stock at the conversion price thereof; and (v) certain rights and benefits available to STAC management, including the right to receive certain options which shall be cancelled and shares received in connection with their employment by STAC, will become subject to a right to put all of such shares to the Company in exchange for 9,000,000 shares of RelationServe Common Stock after certain holding periods have been met, as more fully described below. In addition, upon
Consolidation, the Company and each of its subsidiaries will execute and deliver a "Transaction Guaranty" and the "Guarantor Security Agreement" guaranteeing the timely payment of amounts due under the STAC Debentures and pledging Company property and assets as collateral therefore.

"Consolidation Milestones," as used in the Securities Purchase Agreement and the related transaction documents, means:

          (i)   The delivery to the Agent of:

                (1)   an unqualified audit opinion from either of BDO Seidman,
                      LLP or Grant Thornton LLP (provided that if within ten
                      days after the Closing, the Lehman Purchaser advises the
                      Company that Sherb & Co. is reasonably acceptable to it,
                      the Company may retain Sherb & Co; or if none of them is
                      available on terms and timing reasonably acceptable to the
                      Company, another auditing firm chosen by the Company and
                      reasonably acceptable to the Lehman Purchaser; provided,
                      further that if neither of the first two auditing firms
                      chosen from the "top 30" auditing firms shown on
                      http://www.accountingmajors.com/accountingmajors/articles/
                      top100.html and presented to the Lehman Purchaser is
                      reasonably acceptable to it, the third such firm chosen
                      from that "top 30" list shall be deemed reasonably
                      acceptable for purposes of the audit opinion and auditor's certification required pursuant to this Section
                      4.11(a)(i)(1) and Section 4.11(a)(i(2)) with respect to
                      the Company's consolidated financial statements as of and
                      for the nine months ended September 30, 2005 (the "Audited
                      Financial Statements") consistent with an audit that would be suitable for a public company that files annual reports with the Commission;

                (2)   Evidence reasonably satisfactory to the Required
                      Purchasers, it being agreed that information specifically
                      set forth in the Audited Financial Statements or a
                      certificate from the auditing firm selected by the Lehman
                      Purchaser as provided in Subsection 4.11(a)(i)(1) is
                      reasonably satisfactory, that:

                      (A)   the Company's consolidated revenues set forth in the
                            Audited Financial Statements are not less than $9
                            million;

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS  (continued)

                      (B)   the Company's Adjusted EBITDA for the nine months
                            ended September 30, 2005 calculated in accordance
                            with this clause (B) was at least $1 million; for
                            purposes of this clause (B), "Adjusted EBITDA" for
                            the nine month period for the Company and its
                            Subsidiaries means on a consolidated basis, an
                            amount equal to Consolidated Net Income for such
                            period plus (a) the following to the extent deducted
                            in calculating such Consolidated Net Income: (i)
                            consolidated net interest charges for such period,
                            (ii) the provision for federal, state, local and
                            foreign income taxes payable by the Company and its
                            Subsidiaries for such period, (iii) depreciation and
                            amortization expense for such period and (iv) the
                            following items expensed in the third quarter of
                            2005: fees for private placements of Company equity
                            securities, legal fees and other direct third party
                            direct expenses related to the "reverse merger" of
                            the Company as described in the Company's SEC
                            Reports and the SendTec Acquisition and non-cash
                            compensation expenses; provided that the items
                            identified pursuant to this subclause (iv) shall not
                            exceed $1 million; and minus (b) the following to
                            the extent included in calculating such Consolidated
                            Net Income: federal, state, local and foreign income
                            tax credits of the Company and its Subsidiaries for
                            such period.

                      (C)   the Company's allowance for doubtful accounts set
                            forth on the face of balance sheet included in the
                            Audited Financial Statements together with other
                            charges incurred that reduced accounts receivable
                            for the nine months ended September 30, 2005 are
                            less than 50% of the consolidated revenues set forth
                            in the Audited Financial Statements; and

                      (D)   the Company's cash collected for the nine months
                            ended September 30, 2005 attributable to
                            consolidated revenues for such period was at least
                            $4 million.

                (3)   a letter from Company Counsel that provides "negative
                      assurance" that the Company's SEC Reports since June 10,
                      2005, including all such filings and reports made after
                      the date hereof and through the day immediately preceding
                      the date of the letter, did not contain an untrue
                      statement of a material fact and did not omit to state any material fact required to be stated therein or necessary
                      in order to make the statements therein not misleading and delivery of an opinion with respect to such corporate
                      matters as may be reasonably requested by the Required
                      Purchasers; and

                (4)   evidence reasonably satisfactory to the Required
                      Purchasers that: neither Scott Hirsch nor any Hirsch
                      family members or affiliates own any equity or other
                      interest in the Company and he shall have given the
                      Company a general release of all claims and entered into
                      non-competition and non-solicitation agreements reasonably satisfactory to the Purchasers

          (ii)  Since the Closing Date, there has been no event, occurrence or development that has had or that could result in a Material
                Adverse Effect;

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

          (iii) The representations and warranties of the Company contained in this Agreement are true and correct in all material respects
                (except for representations and warranties that are modified by materiality, which are true and correct in all respects), in each case as of the Consolidation Date, other than
                representations and warranties made as of another date, which representations and warranties were true and correct in all material respects (except for representations and warranties that are modified by materiality, which were true and correct in all respects) as of such other date; provided, however, that the
                Company shall have the right to amend any Disclosure Schedule provided to the Purchasers pursuant to Section 3.1 hereunder to reflect changes since the Closing Date so long as any such amendment, if not so made, would not cause any related
                representation or warranty to be not true and correct; and all covenants contained in the Agreement to be complied with by the
                Company on or before the Consolidation Date have been complied with in all material respects; and the Purchaser shall receive a certificate executed by the Chief Executive Officer and Chief
                Financial Officer of the Company to the effect thereof.

On October 31, 2005, the Company entered into the following definitive material agreements for the purposes of effectuating the transactions described above:

     (a)  Subscription Agreement(s) with purchasers of the RelationServe
          Preferred;

     (b)  Registration Rights Agreement with purchasers of the RelationServe
          Preferred;

     (c)  Securities Purchase Agreement by and between STAC, the Company and the each purchaser identified on the signature pages thereto (the
          "Purchasers") and Christiana Corporate Services, Inc., a Delaware
          corporation, in its capacity as administrative agent for the
          Purchasers in respect of the issuance of the STAC Debentures;

     (d)  STAC Debentures by and between STAC, the Company; and the Purchasers;

     (e)  STAC Investor Rights Agreement by and between STAC, the Company, and purchasers of the STAC Preferred Stock;

     (f)  Holdback Escrow Agreement by and between Globe, SendTec, the Company, and Olshan Grundman Frome Rosenzweig & Wolosky LLP, as escrow agent, concerning 2,272,727 shares of common stock of Globe;

     (g)  Escrow Agreement by and between Paul Soltoff ("Soltoff"), Eric Obeck
          ("Obeck"), Donald Gould ("Gould"), Harry Greene ("Greene"), Irv
          Brechner ("Brechner"), Allen Vance ("Vance"), Steven Morvay
          ("Morvay"), and Tom Aliston ("Alison") former members of management of
          SendTec, STAC, and Olshan Grundman Frome Rosenzweig & Wolosky LLP, as
          escrow agent concerning 251,757 shares of common stock of STAC;

     (h)  Representation Certificate by Soltoff, Obeck, Gould, Greene, Brechner,
          Vance, the Company, and STAC;

The descriptions of each of the Agreements set forth in this Note 8 - Subsequent
Events is qualified in its entirety by reference to the agreements filed as
Exhibits to the Company's SEC reports and filings.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

The purchase price for the Asset Purchase paid to SendTec and Globe consisted of
$37,500,000 cash, plus the amount of SendTec working capital transferred. On the
Closing Date the estimated working capital amount was $2,350,000 which was paid at closing.

Under the Agreement, STAC acquired all of the assets, properties, licenses and agreements necessary to conduct Globe's SendTec business in exchange for
$37,500,000 in cash, of which $1,000,000 (together with 2,272,727 shares of
Globe common stock, par value $0.001 per share valued at $750,000) has been placed in escrow, as described below.

Under the terms of the STAC Debentures, STAC is obligated to pay interest of 6%
per annum on the outstanding principal amount of the STAC Debentures, payable quarterly beginning on February 1, 2006. Commencing on October 15 2007, STAC is
required to make a quarterly redemption payment equal to 6.25% of the original principal amount of the STAC Debentures, in cash. After the first anniversary of the closing, STAC has the option to redeem the outstanding principal amount, in whole and not in part, plus accrued but unpaid interest and interest not yet accrued. Any remaining principal and accrued but unpaid interest is due on
October 30, 2009 (the "Maturity Date"). The STAC Debentures are convertible into shares of STAC Common Stock at an initial conversion price of $1.00 per share, subject to adjustment in the event of certain issuances of the equity securities of STAC. Following Consolidation, the STAC Debentures will become convertible into shares of RelationServe Common Stock at $1.50 per share. The entire principal amount of the STAC Debentures may become due before the Maturity Date upon the occurrence of certain events. Upon the occurrence of a change in control of STAC, the lenders may require STAC to repurchase the debentures in whole or in part, plus accrued but unpaid interest. Furthermore, upon the occurrence of an event of default, as defined in the Debentures, at the lenders'
election, the full principal amount of the STAC Debentures, plus interest, becomes immediately due and payable in cash. So long as any portion of the STAC
Debentures is outstanding, STAC will not and from and after the Consolidation, the Company will not permit any of its subsidiaries to, directly or indirectly:

     (a)  enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, but excluding Permitted Indebtedness (as defined in the STAC Debenture);

     (b)  enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom except in connection with Permitted Indebtedness;

     (c)  amend its certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of the holder;

     (d)  repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of common stock or common stock equivalents other than to the extent permitted or required under the STAC Debenture or the Transaction Documents (as defined in the
          STAC Debenture);

     (e)  enter into any agreement with respect to any of the foregoing; or

     (f)  pay cash dividends or distributions on any equity securities.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

The STAC Debentures are secured by the STAC Security Agreement (the "STAC
Security Agreement") dated as of October 31, 2005, creating a lien in all of the assets of STAC.

Under the terms of the STAC Security Agreement, STAC granted an unconditional, continuing security interest in all of its property as collateral for the STAC
Debentures. In the event of default or upon the occurrence of other events of default as described in the Security Agreement, the lenders may exercise all the rights and remedies of a secured party under the Uniform Commercial Code or any other applicable law. Upon the Consolidation, the Company will become a party to
Annex 1 to the STAC Security Agreement and will grant a security interest in all of the Company's and all of the Company's subsidiaries' property, as defined in the STAC Security Agreement.

The STAC Investor Rights Agreement provides that if by November 30, 2006, the
Consolidation has not been effected, STAC shall use its best efforts to effect either an initial public offering, a private sale of STAC, or a recapitalization of the STAC Debentures and STAC Preferred Stock within the six-month period thereafter. Under the STAC Investor Rights Agreement the Company is prohibited from transferring any shares of STAC Common Stock held by it without the consent of the holders of STAC Preferred Stock. If STAC approves a sale of all or substantially all of STAC's securities or a merger with a non-affiliate, all
STAC security holders will be forced to sell such STAC securities to the party whose purchase or merger was accepted. The STAC Investor Rights Agreement provides for delivery to all stockholders of STAC annual and quarterly reports;
rights of inspection to STAC Preferred Stockholders; limits transfers of STAC securities; establishes a Board of Directors consisting of five members with two representatives designated by the STAC Preferred Stockholders; one representative designated by LB I Group Inc.; one representative designated by
STAC management who shall initially be Paul Soltoff; and one representative who is not then an officer or employee of STAC and is designated with the approval, which shall not be unreasonably withheld, of LB I Group Inc. and the Company.
The STAC Investor Rights Agreement also restricts certain corporate actions without the approval of at least a majority of the STAC Preferred Stock (which approvals shall include LB I Group Inc.) for as long as the STAC Preferred Stock is outstanding. Such terms as are used herein are defined as such term is defined in the STAC Investor Rights Agreement:

(a)      So long as any shares of Redeemable Preferred Stock are outstanding,
         STAC will not without first obtaining the approval of the Required
         Preferred Holders:

(i)      amend, supplement, modify, terminate or waive any provision of STAC's
         Charter or Bylaws, or any other agreement entered into with respect to the capital stock or equity securities of STAC;

(ii)     authorize, create or modify any of the terms of any of the classes of
         STAC's securities including the Redeemable Preferred Stock;

(iii)    authorize, create or issue, or obligate itself to issue, any other equity security, including any other security (equity or non-equity)
         convertible into or exercisable or exchangeable for any equity security having a preference over, or being on a parity with, Series A
         Redeemable Preferred Stock with respect to dividends, liquidation, redemption or voting;

(iv)     declare or pay any dividends or make any distributions upon any of its capital stock or other equity securities;

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

(v)      redeem, purchase or otherwise acquire or repurchase any of STAC's capital stock or other equity securities, except in connection with the
         Consolidation, as described in the Securities Purchase Agreement;
         provided, however, that this restriction does not apply to the repurchase of shares of Common Stock from employees, officers, directors, consultants or other persons performing services for STAC or any subsidiary pursuant to agreements under which STAC has the option to repurchase such shares at cost upon the occurrence of certain events, such as the termination of employment or other provision of services to STAC;

(vi)     incur any liabilities, obligations, including guarantees, or indebtedness in excess of $150,000 individually, or if individually less than $150,000, in excess of $300,000 in the aggregate;

(vii)    issue any notes or debt securities containing equity features, or any capital stock or other equity securities;

(viii)   permit to exist any Lien on any property of STAC with a value in excess of $100,000;

(ix)     effect any merger, consolidation or reorganization of STAC with or into any other entity, or sell all or substantially all of STAC's assets, in each case other than in connection with a Liquidity Event;

(x)      acquire or dispose of, in a single transaction or a series of transactions, any business or assets with an aggregate value in excess of $500,000;

(xi)     effect any liquidation, dissolutions, bankruptcy or winding up of STAC or effect any reorganization of STAC into a partnership, limited liability company or other non-corporate entity which is treated as a partnership for federal income tax purposes;

(xii)    set the annual compensation of the chief executive officer, president and chief financial officer of STAC;

(xiii)   appoint or dismiss the chief executive officer, president or chief financial officer of STAC;

(xv)     effect a material change to the accounting or other reporting policies of STAC, or appoint or dismiss STAC's independent auditing firm;

(xvi)    materially alter or change the lines of business of STAC;

(xvii)   enter into any material agreement, transaction, commitment or arrangement with any of its officers, directors, senior executives, principal stockholders or affiliates, unless such arrangement is in the ordinary course of STAC's business and is at arm's length;

(xviii)  adopt the annual operating budget of STAC or make any material alteration thereto;

(xix)    adopt the annual capital spending plan of STAC or make any material alteration thereto;

(xx)     increase or decrease the size of the Board of Directors; and

(xxi)    any other acts requiring a protective stockholder vote.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

The Company entered into a Registration Rights Agreement with each of the purchasers of the RelationServe Preferred. The Registration Rights Agreement
provides that the Company will file a registration statement with the Securities
Exchange Commission ("SEC") within 45 days following either the closing of the
Consolidation or a public announcement of the abandonment of the Consolidation.
If the registration statement filed with the SEC is not declared effective within 120 days of filing or does not remain effective while the shares of
RelationServe Common Stock underlying the RelationServe Preferred remain outstanding the Company will pay such holder monthly in cash as partial liquidated damages 1% of the aggregate purchase price paid by such holder for the RelationServe Preferred.

On October 31, 2005 STAC entered into certain agreements with members of STAC management. The members of STAC management received, in the aggregate 9.5% of the outstanding shares of STAC Common Stock giving effect to the conversion as of October 31, 2005, of all STAC Debentures. The members of STAC management also covenanted to reserve sufficient funds to pay, when due, all of their federal and state income taxes as a result of payments received from Globe and shares of
STAC received in connection with their employment by STAC and upon the
Consolidation. Promptly after the payment of the tax obligation, each person will pay the balance of $2.5 million reserved to purchase shares of STAC Common
Stock at a purchase price of $1.00 per share or Company Common Stock at $1.05 per share if following the Consolidation.

In addition, members of STAC management also received five-year options to purchase STAC Common Stock at an exercise price of $1.00 per share and five-year options to purchase STAC Common Stock at $2.00 per share. All of the options granted under the STAC Employee Option Plan vest as to 25% on the option grant date, 25% on the six month anniversary of the grant date, 25% on the one year anniversary of the grant date and 25% on the two year anniversary of the grant date. All options will immediately vest upon a change of control (other than the
Consolidation upon which all options will automatically be canceled, both vested and unvested).

Upon Consolidation, all shares of STAC Common Stock received by the members of
STAC management automatically convert into the right to receive RelationServe
Common Stock. The STAC Common Stock held by members of STAC management will be subject to a put right (unless the consolidation is effectuated through a tax free reorganization), pursuant to which on reaching the one-year anniversary of the acquisition of such STAC Common Stock for capital gains tax purposes, subject to earlier exercise upon the occurrence of a change of control, each member of STAC management may elect to "put" the shares of STAC Common Stock to the Company under either of the following:

         A. On the one-year anniversary of the acquisition of such STAC Common
Stock for capital gains tax purposes such member of STAC management may "put"
all of his STAC Common Stock to the Company and receive shares of the
RelationServe Common Stock (the "RelationServe Stake") which shall have the benefit of customary piggy-back registration rights not less favorable than the piggy-back registration rights available to other stockholders; or

         B. On each of the first, second, and third anniversaries of the acquisition of such shares of STAC Common Stock for capital gains tax purposes such member of STAC management may "put" 1/3 of such STAC Common Stock to the
Company in exchange for 1/3 of the RelationServe Stake and require that the
Company purchase for cash in redemption of such 1/3 stake such number of
RelationServe Common Stock as shall equal the amount of such member of STAC management estimated federal and state income taxes attributed to the exercise at a price that is 93% of the volume weighted average trading price for the 15 day period following notice of the exercise of the put option. The Company shall have 60 days from the date of the put to redeem such shares.

Upon the Consolidation, members of STAC management will become employees of the
Company and will be eligible to receive awards under the Company's stock option plans.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

Escrow Agreement / Operational Representations and Warranties

Each member of STAC's management has made certain representations and warranties to the Company concerning operational matters associated with the business of
SendTec. The Company's sole remedy against a breach of any of these operation representations (except a fraudulent misrepresentation) is under an escrow agreement with STAC management which will hold 251,757 shares of STAC owned by the members of STAC management.

Prior to the closing, the Company, Globe and SendTec entered into an escrow agreement with the law firm of Olshan Grundman Frome Rosenzweig & Wolosky, LLP, as escrow agent, to place $1 million in cash, together with 2,272,727 shares of
Globe restricted common stock (having an aggregate value of $750,000 valued at the average closing price of Globe's common stock over a trailing ten (10) day period prior to the Closing), in escrow to secure Globe's indemnification obligations under the Purchase Agreement.

In connection with the June 30, 2005 private placement the Company was in default of certain registration obligations to purchasers in such offering that provided for the Company to register such private placement securities for resale within 45 days following the termination of the offering. As a result of the transactions described herein, on October 31, 2005 the Board of Directors of the Company ratified waivers obtained from a majority of the purchasers in the
June 30, 2005 offering and entered into new Consent and Waiver Agreements containing amended registration obligations of the Company. The Company contemplates that the securities sold in the June 30, 2005 private placement will be registered for resale contemporaneously with the registration of the securities issued in connection with the financing of the Asset Purchase;
provided, however, if the Company receives notice from at least 50% of the holders of the securities sold in the June 30, 2005 private placement then the
Company shall use commercially reasonable efforts to file a registration statement as soon as practicable.

SendTec's Business

SendTec was originally incorporated in February 2000 in the State of Florida and commenced operations on that date. Originally, SendTec planned to become a free consumer gaming website that monetized consumer traffic on the website through on-line "cost per impression" or "CPM" advertising. Because of a significant decline in the pricing of on-line CPM advertising during this period of time, the prizecrazy.com web site development was abandoned and the company modified its business strategy so as to become a direct response marketing services company under the name DirectNet Advertising.net ("DNA").

DNA also began developing proprietary software to facilitate the tracking of actions online for its advertisers and its distribution network. SendTec's
Results, Optimization, Yield ("ROY") online tracking software provided SendTec the ability to optimize campaigns by enabling advertising clients and distribution partners to access real-time conversion information. In February of
2002, DNA acquired 100% of the stock of iFactz, Inc. ("iFactz") in a merger transaction. iFactz developed software that enables the tracking of online response to distinct sources of offline advertising. The iFactz software provides an excellent complementary platform for DNA's ROY tracking software and enables DNA to offer a complete technology tracking solution for online and offline direct response marketing. During this same period of time, DNA changed its name to SendTec, Inc. to better define itself in the market.

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

NOTE 8 - SUBSEQUENT EVENTS (continued)

The business STAC acquired from SendTec is a direct response marketing services and technology company that provides customers a complete offering of direct marketing products and services to help them market their products both on the
Internet ("online") and through traditional media channels such as television, radio and print advertising ("offline"). By utilizing SendTec's marketing products and services, SendTec's clients seek to increase the effectiveness and the return on investment of their advertising campaigns. SendTec's online and offline direct marketing products and services include strategic campaign development, creative development, creative production and post-production, media buying and tracking, campaign management, campaign analysis and optimization, technology systems implementation and integration for campaign tracking and many other agency type services. In addition, SendTec has a suite of technology solutions, ROY, SOAR (an acronym for "SendTec Optimization and
Reporting") and iFactz, which enable it to deliver, track, and optimize direct marketing campaigns across multiple distribution channels, including television, radio, direct mail, print and the Internet. The combination of SendTec's direct marketing capabilities, technology and experience in both online and offline marketing, enable its clients to optimize their advertising campaigns across a broad spectrum of advertising mediums. SendTec has three operating divisions,
DirectNet Advertising, iFactz and Creative South.

In connection with the transactions described above, on October 31, 2005 Warren
V. Musser resigned as Chairman of the Company's Board of Directors. In connection with the resignation of Mr. Musser, 1,000,000 options previously awarded under the Company's 2005 Non-Employee Directors' Stock Option Plan
immediately vested. On October 31, 2005, Michael H. Brauser joined the Company's
Board of Directors and was appointed Chairman. Mr. Brauser was the former
President and CEO of Kertz Security Systems, which was purchased by AutoNation in 1995. In addition, Mr. Brauser has served as President and CEO of Internet marketing company Naviant, Inc. Mr. Brauser also was co-founder of Seisint Inc.
Mr. Brauser also serves on numerous philanthropic boards. Mr. Brauser received
$100,000 in expense reimbursement in connection with services performed on behalf of the Company and STAC relating to the transactions described herein.

On November 11, 2005 Mandee Heller Adler resigned as an employee, officer, and director of the Company and each of its subsidiaries. On November 16, 2005, the
Company entered, in connection with the resignation of Ms. Adler, an agreement to pay Ms. Adler $25,000 on the date of execution of a Release and Employment
Severance Agreement, and $25,000 on or before April 6, 2006. In addition, Ms.
Adler will receive an option to purchase 100,000 shares of common stock exercisable at $3.85 per share and 100,000 shares of restricted Common Stock.

                           FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended September
30, 2005 contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words "believes",
"anticipates," "may," "will," "should," "expect," "intend," "estimate,"
"continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company's expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly
Report or other reports or documents the Company files with the Securities and
Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

The following forward looking information is intended to be covered by the safe harbor of Rule 179 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Exchange Act of 1943, as amended.

In August 2005, the Company announced its intention to acquire SendTec in a single-step transaction with closing by October 31, 2005. Subsequently, on
October 31, 2005 the Company completed the first step of a revised planned two-step acquisition. A group of institutional investors provided $35 million in the form of a convertible debenture, and the Company provided an additional $10 million of common equity financing through the sale of a new Series A convertible preferred stock issued by the Company, upon which the Company acquired a minority ownership interest in STAC as described elsewhere in this
Quarterly Report on Form 10-Q. The business and assets of SendTec are valued at approximately $49 million as of the closing of the first step of the transaction.

Certain conditions to closing the second step of the acquisition are described under "Note 8 - Subsequent Events" including confirmation of satisfaction of certain financial measures following an audit of the Company's financial statements for the period covered by this Current Report, as follows:

         o the Company's consolidated revenues set forth in the Audited
           Financial Statements are not less than $9 million;

         o the Company's Adjusted EBITDA for the nine months ended September 30,
           2005 calculated in accordance with this clause was at least $1 million; for purposes of this clause, "Adjusted EBITDA" for the nine month period for the Company and its Subsidiaries means on a consolidated basis, an amount equal to Consolidated Net Income for such period plus (a) the following to the extent deducted in calculating such Consolidated Net Income: (i) consolidated net interest charges for such period, (ii) the provision for federal, state, local and foreign income taxes payable by the Company and its
           Subsidiaries for such period, (iii) depreciation and amortization expense for such period and (iv) the following items expensed in the third quarter of 2005: fees for private placements of Company equity securities, legal fees and other direct third party direct expenses related to the "reverse merger" of the Company as described in the
           Company's SEC Reports and the SendTec Acquisition and non-cash compensation expenses; provided that the items identified pursuant to this subclause (iv) shall not exceed $1 million; and minus (b) the following to the extent included in calculating such Consolidated Net
           Income: federal, state, local and foreign income tax credits of the
           Company and its Subsidiaries for such period.

         o the Company's allowance for doubtful accounts set forth on the face of balance sheet included in the Audited Financial Statements together with other charges incurred that reduced accounts receivable for the nine months ended September 30, 2005 are less than 50% of the consolidated revenues set forth in the Audited Financial Statements;
           and

         o the Company's cash collected for the nine months ended September 30,
           2005 attributable to consolidated revenues for such period was at least $4 million.

Subject to confirmation of the amounts set forth in this Quarterly Report upon audit, the Company anticipates satisfaction of the second step financial conditions based solely upon the unaudited amounts reported herein as presently anticipated adjustments.

The Company anticipates that one of the material consequences of the second step of the transaction will be a material change in the total mix of businesses conducted by the Company and its subsidiaries.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (continued)

The business STAC acquired from SendTec is a direct response marketing services and technology company that provides customers a complete offering of direct marketing products and services to help them market their products both on the
Internet ("online") and through traditional media channels such as television, radio and print advertising ("offline"). By utilizing SendTec's marketing products and services, SendTec's clients seek to increase the effectiveness and the return on investment of their advertising campaigns. SendTec's online and offline direct marketing products and services include strategic campaign development, creative development, creative production and post-production, media buying and tracking, campaign management, campaign analysis and optimization, technology systems implementation and integration for campaign tracking and many other agency type services. In addition, SendTec has a suite of technology solutions, ROY, SOAR (an acronym for "SendTec Optimization and
Reporting") and iFactz, which enable it to deliver, track, and optimize direct marketing campaigns across multiple distribution channels, including television, radio, direct mail, print and the Internet. The combination of SendTec's direct marketing capabilities, technology and experience in both online and offline marketing, enable its clients to optimize their advertising campaigns across a broad spectrum of advertising mediums. SendTec has three operating divisions,
DirectNet Advertising, iFactz and Creative South.

DirectNet Advertising (DNA)

DNA is the digital marketing services division of SendTec. DNA offers a variety of products and services that enable on-line advertisers and publishers to generate performance based results through online marketing channels such as, web advertising, e-commerce up-sells, affiliate marketing, search marketing and email marketing. DNA's broad range of products and services include creative strategy and execution, strategic offer development, production planning, media planning, media buying and search optimization. Through these products and services DNA's clients can address all aspects of the marketing continuum, from strategic planning through execution, including results management and campaign refinements. DNA's proprietary technologies allow advertisers and publishers to track, report and optimize online campaign activity all the way to the
"conversion level" (which means a consumer's actual response to the offer, as for example, by making a purchase). DNA's knowledge of digital advertising strategies, targeting methods, media placements and creative executions combined with its innovative and dependable technology help DNA's clients to improve their advertising performance and return on investment. DNA competes with a variety of large and small advertising agencies but its primary competitors are interactive marketing companies such as ValueClick, aQuantive, Advertising.com and Performics. Currently the online performance based advertising market in which DNA competes is still evolving and it is expected that certain government regulations may eventually be implemented to better define acceptable practices and methodologies.

iFactz

iFactz is SendTec's Application Service Provider or "ASP" technology that tracks and reports the online responses that are generated from offline direct response advertising. Historically, advertisers have lacked the ability to accurately track which offline advertising yields results online and thus advertisers have been unable to properly optimize their media buys. iFactz intelligently tracks and reports web activity from all offline advertising - TV (even national cable), radio, print and direct mail - in real time. iFactz's Intelligent
Sourcing(TM) is a patent-pending media technology that informs the user where online customers come from, and what corresponding activity they produced on the user's website. iFactz's ASP design enables advertisers to implement and access the technology in a timely and cost efficient manner, as there are no cumbersome, time-consuming and costly implementation expenses and lead times.
iFactz is licensed to clients both as a stand alone technology solution and as part of an overall campaign offering. SendTec believes that, to date, iFactz has provided SendTec with a significant competitive advantage, and that there are currently no similar technologies available in the market.

Creative South

Creative South is the creative strategy, production and media buying division of
SendTec. Creative South services both on-line and off-line clients of SendTec, and its production capabilities cover a range of distribution medias including television, radio, direct mail, print and digital. Creative South has developed, produced and distributed numerous direct response television campaigns for customers and has received national awards for its creative and production work.
Creative South maintains in-house two state-of-the-art non-linear digital video editing suites. Creative South's production department includes experienced directors, producers and editors on staff. Creative South's media buying department provides a full range of services including strategic media planning, media trafficking, media buying, media tracking and post-buy media and financial analysis. Creative South's media buying department has executed media buying assignments for all types of television (broadcast and cable), radio and print formats and Creative South's long time relationships with its media partners have enabled SendTec to provide its clients competitive media prices.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30,
2004

Net revenues for nine months ended September 30, 2005 were $10,382,598 as compared to net revenues of $7,527,601 for nine months ended September 30, 2004, an increase of $2,854,997 or approximately 38%. This increase reflects our increased marketing efforts and broadening of our customer base. We currently employ 25 sales representatives who market and sell our products. This increase reflects the growth in our online lead generation product revenues from approximately $1,962,000 for the nine months ended September 30, 2004 to approximately $3,671,000 for the nine months ended September 30, 2005 and growth in our append and data services products from approximately $2,409,000 for the nine months ended September 30, 2004 to $3,662,000 for the nine months ended
September 30, 2005.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

Costs of revenues for nine months ended September 30, 2005 were $1,378,585 as compared to cost of revenues of $1,366,547 for nine months ended September 30,
2004, an increase of $12,038 or approximately 1%. Costs of revenues include salaries and contract labor costs for our technology department, costs associated with our internet broadcast bandwidth, and non-capitalized costs associated with maintaining our databases and outsourcing data information from outside vendors. For the nine months ended September 30, 2005, technology salaries and contract labor amounted to $444,352 as compared to $639,018 for the nine months ended September 30, 2004, a decrease of $194,666 or 30%. This decrease reflects a decrease in the number of technology employees from 12 employees to 8. For the nine months ended September 30, 2005, broadcast bandwidth expenses amounted to $124,999 as compared to $407,599 for the nine months ended September 30, 2004, a decrease of $282,600 or 69%. This decrease was attributable to the outsourcing of email broadcasting to third party vendor which reduced the Company's internal bandwidth requirements. For the nine months ended September 30, 2005, we incurred costs associated with the acquisition of data for our database and outsourced data functions of $809,234 as compared to
$319,930 for the nine months ended September 30,2004, an increase of $489,304 or
153%. The increase is primarily attributable to the outsourcing to third party vendors of our email broadcast function.

Our cost of revenues were approximately 13% of net revenues for the nine months ended September 30, 2005 as compared to approximately 18% for the comparable nine month period in fiscal 2004. This increase in our gross profit margin was primarily attributable to increased revenues with a corresponding decrease in costs as discussed above.

Total selling expenses for the nine months ended September 30, 2005 were
$2,386,490, a decrease of $248,758, or approximately 9%, from total selling expenses for the nine months ended September 30, 2004 of $2,635,248. This decrease is primarily attributable to:

         o    For the nine months ended September 30, 2005, selling salaries and commissions amounted to $1,932,243 as compared to $2,338,588 for the nine months ended September 30, 2004, a decrease of $406,345, or approximately 17.4%. The decrease is primarily due to the reduction in sales personnel from 40 employees to 26.

         o    For the nine months ended September 30, 2005, advertising and trade show expense amounted to $454,247 as compared to $296,660 for the nine months ended September 30, 2004, an increase of
              $157,587, or approximately 53.1%. We continued to increase our marketing efforts to increase our revenues.

Total general and administrative expenses for the nine months ended September
30, 2005 were $5,994,294, an increase of $3,622,646, or approximately 153%, from total general and administrative expenses for the nine months ended September
30, 2004 of $2,371,648. This increase is primarily attributable to:

         o    For the nine months ended September 30, 2005, bad debt expense amounted to $2,183,619 as compared to $616,441 for the nine months ended September 30, 2004, an increase of $1,567,178 or
              approximately 254%. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific customers, historical trends, and other information.
              Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At September 30, 2005, the allowance for doubtful accounts was $1,076,701.

         o    For the nine months ended September 30, 2005, salaries expense amounted to $692,953 as compared to $338,889 for the nine months ended September 30, 2004, an increase of $354,064 or approximately
              104%. The increase was attributable to hiring of our chief executive officer and chief operating officer in June 2005 as well as the hiring of additional administrative staff to facilitate our growth. We expect our salaries expense to increase in subsequent quarters due to these new officers and other new employees.

         o    For the nine months ended September 30, 2005, depreciation and amortization expense amounted to $577,047 as compared to $413,313 for the nine months ended September 30, 2004, an increase of
              $163,734 or approximately 40%. For the nine months ended September
              30, 2005 and 2004, depreciation expense relating to our property and equipment amounted to $142,770 and $158,471, respectively. For the nine months ended September 30, 2005 and 2004, amortization expense relating to the continued acquisition of data for our databases amounted to $434,277 and $254,842, respectively.

         o    For the nine months ended September 30, 2005, professional fees amounted to $638,637 as compared to $258,948 for the nine months ended September 30, 2004, an increase of $379,689 or approximately
              147%. The increase was primarily attributable to an increase in legal and accounting fees associated with our acquisitions and SEC filings as well as the audit of our financial statements.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

         o    For the nine months ended September 30, 2005, stock-based
              compensation and consulting expense amounted to $533,109 as compared to $0 for the nine months ended September 30, 2004, an increase of $533,109 or 100%. The increase is a result of stock issuances to employees, officers and consultants during the nine months ended September 30, 2005. There were no comparable
              issuances in the nine months ended September 30, 2004.
              Additionally, at September 30, 2005, we have deferred compensation of $1,647,291 which will be amortized into expense during fiscal
              2005, 2006 and 2007.

         o    For the nine months ended September 30, 2005, other general and administrative expense amounted to $1,368,929 as compared to
              $744,057 for the nine months ended September 30, 2004, an increase of $624,872 or 84%. The increase is summarized as follows:

                                              2005                   2004
                                       -----------------       ----------------
                Rent                   $         286,894       $       170,147
                Consulting fees                  131,214                     -
                Payroll taxes                    152,924                     -
                Insurance                        141,387               105,129
                Other                            656,510               468,781
                                       -----------------       ---------------

                Total                  $       1,368,929       $       744,057
                                       =================       ===============

         The increase in rent expense was attributable to payments during the nine months ended September 30, 2005 for common area maintenance and utilities that were not reflected as rent expense in the prior period.

         In 2005, we paid consulting fees amounting to $100,000 to related parties (shareholder) for business management services rendered and to other consultants for services related to our acquisition.

         In 2005, we incurred payroll taxes related to our salaries. In 2004, we leased our employees from a third party. The increase in insurance is primarily related to an increase in health insurance costs due the increase in the number of employees.

The increase in other general and administrative expense was attributable to an overall increase in operations.

We reported income from operations of $623,229 for the nine months ended
September 30, 2005 as compared to income from operations of $1,154,158 for the nine months ended September 30, 2004.

For the nine months ended September 30, 2004, we recognized a gain on extinguishment of debt of $162,705 compared to $0 for the nine months ended
September 30, 2005.

Interest income for the nine months ended September 30, 2005 was $3,049 as compared to $0 for the nine months ended September 30, 2004, an increase of
$3,049 or 100%. This was primarily attributable to the investment of excess cash in money market accounts.

Interest expense for the nine months ended September 30, 2005 was $11,783 as compared to $6,718 for the nine months ended September 30, 2004, an increase of
$5,065 or 75%. This was primarily attributable to the assumption of debt in connection with our acquisitions.

For the nine months ended September 30, 2005, we recorded a provision for income taxes of $233,508 as compared to $0 for the nine months ended September 30,
2004. In 2004, the Company had made an election to have its income or loss taxed directly to its members as a partnership for income tax purposes. Accordingly, the pro rata income or loss will be included in the tax return of the members.
As a result, no income taxes have been recognized in the accompanying financial statements for the 2004 period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

We reported net income of $380,987 for the nine months ended September 30, 2005 as compared to net income of $1,310,145 for the nine months ended September 30,
2004. This translated into the following net income per common share:

                                                                 Three Months Ended                    Nine Months Ended
                                                              2005                2004              2005              2004
                                                        ----------------    ---------------    --------------    --------------

  Net income (loss) per common share - basic              $      (0.03)      $       0.07        $      0.03       $      0.11
                                                        ================    ===============    ==============    ==============
  Net income (loss) per common share - diluted            $      (0.03)      $       0.07        $      0.02       $      0.11
                                                        ================    ===============    ==============    ==============
 Weighted average common shares outstanding - basic         19,771,015         12,001,000         15,112,925        12,001,000
                                                        ================    ===============    ==============    ==============
 Weighted average common shares outstanding- diluted        19,771,015         12,001,000         21,628,567        12,001,000
                                                        ================    ===============    ==============    ==============

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
$1,495,027.

Pursuant to a Confidential Memorandum dated June 22, 2005, (the "PPM"), we offered in a private placement to accredited investors up to $4,000,000 of Units for a purchase price of $100,000 per Unit. Each Unit consists of 50,000 shares of the Company's common stock, par value $0.001 per share (the "Common Stock")
and a three-year warrant to purchase 25,000 shares of Common Stock at $3.50 per share. As of September 30, 2005, we sold units to accredited investors for net proceeds of $1,955,527 issuing 1,048,515 shares of common stock and granting
524,257 warrants to purchase 524,257 shares of common stock at $3.50 per share.

During the nine months ended September 30, 2005, we repaid loans payable of
$500,000.

Net cash flows used in operating activities for the nine months ended September
30, 2005 were $(23,046) as compared to net cash provided by operating activities of $571,149 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, net cash used in operating activities was attributable to cash provided from our net income of $380,987 (adjusted for add-back non-cash items such as depreciation and amortization of $577,047, stock-based compensation and consulting of $533,109, and an increase in provision for bad debt of $2,183,619), cash received from the repayment of amounts due from former principals of $140,312, an increase in accounts payable of $674,860, an increase in other accrued expenses of 485,808, and an increase in income taxes payable of
$233,508 offset by an increase in accounts receivable of $4,599,613, an increase in prepaid expenses and other current liabilities of $446,297 and a decrease in customer deposits of $127,846.

We reported net cash flows used in investing activities of $1,790,612 for the nine months ended September 30, 2005 as compared to net cash used in investing activities of $946,631 for the nine months ended September 30, 2004, an increase of $843,981. This increase is attributable to the use of cash of $150,000 in connection with our acquisitions, an increase in acquisitions of capitalized data costs of $581,770, and an increase in the acquisition of property and equipment of $112,211.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS (CONTINUED)

Net cash flows provided by financing activities was $2,880,930 for the nine months ended September 30, 2005 as compared to net cash provided by financing activities of $562,118 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we received net proceeds from the sale of common stock of $3,450,554 and net proceeds from the exercise of warrants of
$137,500 offset by net draws by members (pre-acquisition) of $207,124 and the repayment of loans payable of $500,000. For the nine months ended September 30,
2004, we received proceeds from contributions by members of $1,095,000 offset by the repayment of notes payable of $532,882.

We reported a net increase in cash for the nine months ended September 30, 2005 of $1,067,272 as compared to a net increase in cash of $186,636 for the nine months ended September 30, 2004. At September 30, 2005 we had cash on hand of
$1,221,651.

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
     .
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

Accounting for Stock Based Compensation - We account for stock based compensation utilizing Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation" ("SFAS 123"), which encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. We have chosen to account for stock-based compensation using the intrinsic value method prescribed in Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and
related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the estimated fair market value of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We have adopted the "disclosure only" alternative described in SFAS 123 and SFAS 148 (See Recent Accounting Pronouncements), which require pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. Because of this election, we continue to account for our employee stock-based compensation plans under Accounting Principles
Board (APB) Opinion No. 25 and the related interpretations. We are required to comply with SFAS No. 123 (revised 2004) starting on the first day of our fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS No.
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

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended)
as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our controls and procedures are effective.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934), that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         None

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 9, 2005, our stockholders, by majority written consent, in lieu of a meeting, voted to approve (i) the reincorporation of the Company in the State of
Delaware by merging itself with and into its wholly-owned subsidiary
RelationServe; (ii) the Company's 2005 Incentive Stock Option Plan (attached hereto as Exhibit 10.8); (iii) the Amended and Restated By-Laws of the Company
(attached hereto as Exhibit 3.4); (iv) the Company's 2005 Non-Employee Directors
Plan (attached hereto as Exhibit 10.13); (v) a resolution authorizing the
Company, in connection with any acquisition or financing that is at anytime approved by the Board of Directors, to issue shares of its Common Stock exceeding 20% of its issued and outstanding shares of Common Stock at the time of such issuance. The majority written consent was executed by the holders of
11,099,415 votes, which represented 56.01% of the Company's votes, as calculated on a fully diluted beneficial ownership basis.

ITEM 5.  OTHER INFORMATION

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
               8-K filed with the Commission on June 16, 2005)

2.3            Agreement and Plan of Merger of RelationServe Media, Inc.
               (Nevada) with and into RelationServe Media, Inc. (Delaware) dated
               August 29, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the
               Commission on September 2, 2005)

3.1            Certificate of Amendment to Articles of Incorporation of
               RelationServe, Inc. dated August 29, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form
               8-K filed with the Commission on September 2, 2005)

3.2            Amended and Restated By-Laws of RelationServe Media, Inc.
               (incorporated herein by reference to Exhibit 3.2 to the Company's
               Current Report on Form 8-K filed with the Commission on September
               2, 2005)

3.3            Certificate of Amendment to Articles of Incorporation of
               RelationServe Media, Inc. dated October 28, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Current
               Report on Form 8-K filed with the Commission on November 4, 2005)

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
               8-K filed with the Commission on August 12, 2005)

10.14          Form of Option Certificate

10.15          Form of Restricted Stock Agreement

10.16          Asset Purchase Agreement by and among RelationServe Media, Inc.,
               theglobe.com, inc., and Sendtec, Inc. dated August 10, 2005
               (incorporated herein by reference to Exhibit 10.1 to the
               Company's Current Report on Form 8-K/A filed with the Commission on August 18, 2005)

10.17          Amendment No. 1 to Asset Purchase Agreement by and among
               RelationServe Media, Inc., theglobe.com, inc., and Sendtec, Inc.
               dated August 23, 2005 (incorporated herein by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on August 24, 2005)

10.18          Securities Purchase Agreement dated as of October 31, 2005, among
               SendTec Acquisition Corp., RelationServe Media, Inc., each purchaser identified on the signature pages hereto and Christiana
               Corporate Services, Inc., in its capacity as administrative agent for the Purchasers incorporated herein by reference to Exhibit
               10.1 to the Company's Current Report on Form 8-K/A filed with the
               Commission on November 7, 2005)

10.19          Form of Senior Secured Convertible Debenture dated as of October
               31, 2005, among SendTec Acquisition Corp., RelationServe Media,
               Inc., purchaser, and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Purchasers (incorporated herein by reference to Exhibit 10.2 to the Company's Current
               Report on Form 8-K/A filed with the Commission on November 7,
               2005)

10.20          SendTec Acquisition Corp. Security Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on
               Form 8-K/A filed with the Commission on November 7, 2005)

10.21          Investor Rights Agreement by and among SendTec Acquisition Corp.,
               RelationServe Media, Inc., SendTec Acquisition Corp. management and preferred shareholders dated October 31, 2005 (incorporated herein by reference to Exhibit 10.4 to the Company's Current
               Report on Form 8-K/A filed with the Commission on November 7,
               2005)

10.22          Form of Subscription Agreement between RelationServe Media, Inc.
               and Subscribers to the RelationServe Media Inc.'s Series A
               Convertible Preferred Stock (incorporated herein by reference to
               Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.23          Form of Registration Rights Agreement between RelationServe
               Media, Inc. and Subscribers to the RelationServe Media Inc.'s
               Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form
               8-K/A filed with the Commission on November 7, 2005)

10.24          Waiver and Amended and Restated Registration Rights Agreement
               between RelationServe Media, Inc. and certain subscribers to
               RelationServe Media Inc.'s common stock and warrants Subscribers to the RelationServe Media Inc.'s common stock and warrants
               (incorporated herein by reference to Exhibit 10.7 to the
               Company's Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.25          Holdback Escrow Agreement dated August 9, 2005 by and among
               RelationServe Media, Inc., theglobe.com., SendTec, Inc. and
               Olshen Grundman Frome Rosenzweig & Wolosky LLP incorporated herein by reference to Exhibit 10.8 to the Company's Current
               Report on Form 8-K/A filed with the Commission on November 7,
               2005)

31.1           Section 302 Certification of the Principal Executive Officer *

31.2           Section 302 Certification of the Principal Financial Officer *

32.1           Section 906 Certification of Principal Executive Officer *

32.2           Section 906 Certification of Principal Financial and Accounting
               Officer *

* Filed herewith

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                RelationServe Media, Inc.

                                By: /s/ Danielle Karp
                                    ----------------------------
November 17, 2005                   Danielle Karp
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ Adam Wasserman
                                    ----------------------------
November 17, 2005                   Adam Wasserman
                                    Principal Financial and Accouning Officer