Form 10KSB
period 2005-12-31
RELATIONSERVE MEDIA INC
filed 2006-03-20
CIK 1296001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

                   For the fiscal year ended December 31, 2005

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE OF 1934

     For the transition period from __________________ to __________________

                       Commission file number: 333-119632

                            RELATIONSERVE MEDIA, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

       Delaware                                               43-2053462
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

    6700 North Andrews Avenue
     Fort Lauderdale, Florida                                        33309
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)

Issuer's Telephone Number: (954) 202-6000

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     The issuer's revenues during the fiscal year ended December 31, 2005 were $11,302,780.

     The aggregate market value of the issuer's common equity held by non-affiliates, as of March 13, 2006, was $63,459,868.

     As of March 13, 2006, there were 40,741,920 shares of the issuer's common equity outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Table of Contents

Item 5.  Market for Common Equity, Related Stockholder Matters

Item 8.  Changes In and Disagreements With Accountants on Accounting

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................31

Item 10. Executive Compensation...............................................32

Item 11. Security Ownership of Certain Beneficial Owners and

                                        i

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Overview

     RelationServe Media, Inc. (the "Company", "we or "our") is a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. The
Company operates two primary businesses and since February 2006 the Company's
SendTec ("SendTec") marketing services business has become its dominant operation. On March 17, 2006, our board of directors authorized that our name be changed to SendTec, Inc., subject to stockholder approval.

     SendTec is a marketing company, primarily involved in direct response marketing. In addition to SendTec, the Company also owns and operates two smaller businesses, RelationServe Access, and Friendsand.com. For the twelve months ended December 31, 2005, the Company reported revenues of $11,302,780 derived solely from its RelationServe and Friendsand.com businesses. On a pro-forma basis, the Company's consolidated revenues for 2005, including
SendTec's revenues as if it had been owned during the entire 2005 fiscal year, was $49,072,522.

Merger Transactions Completed in 2005

     The Company was originally formed as Chubasco Resources Corp. in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. On October 21, 2004, the Company entered into an Asset Purchase
Agreement that was subsequently terminated due to a breach by the Company. In
2004, in accordance with the terms of the Asset Purchase Agreement, and an
Amended Mutual Release and Agreement, the Company accrued a termination fee of
$100,000, which was paid in 2005.

     Pursuant to the terms of a Merger Agreement, the Company acquired all of the issued and outstanding capital stock of RelationServe on a one-for-one basis in exchange for 13,326,000 shares of its $0.001 par value common stock. In addition, certain of Chubasco's stockholders simultaneously cancelled an aggregate of 6,800,000 shares of their common stock upon completing the Merger.
Each share of RelationServe common stock (13,326,000) and each RelationServe warrant (6,562,500) outstanding prior to the Merger was automatically converted into an equivalent number of shares of the Company's common stock and an equivalent number of warrants to purchase shares of the Company's common stock upon completion of the Merger. As a result, RelationServe's former stockholders became the Company's majority stockholders and RelationServe became the
Company's wholly-owned subsidiary. Chubasco's stockholders retained 3,216,500 shares of the Company's common stock. In addition, the Company assumed a
$700,000 promissory note due in May 2007 that RelationServe issued as partial consideration in a previous purchase of net assets described below.

     Prior to the Merger, RelationServe, through its wholly-owned subsidiary,
RelationServe Access, Inc. ("Access"), purchased certain assets and assumed certain liabilities of Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), and through its wholly-owned subsidiary, Friendsand,
Inc. ("Friendsand"), acquired all of the outstanding membership interests of
Friendsand, LLC, a Delaware limited liability company related to Omni Point by common ownership (the "Affiliated Company" or "Friends LLC"). RelationServe
completed these transactions simultaneously on May 16, 2005. RelationServe acquired the net assets and business of Omni Point and membership interests of
Affiliated Company for a combination of cash in the amount of $150,000, a two-year promissory note in the principal amount of $700,000, and 8,000,000 shares of its common stock. RelationServe, which had no business operations prior to these transactions, accounted for its acquisition of Omni Point's net assets and merger with Affiliated Company as a recapitalization because Omni
Point and the former member of Affiliated Company gained control of a majority of RelationServe's common stock upon completing these transactions. Accordingly,
Omni Point and Affiliated Company are deemed to be the acquirer for accounting purposes. The Company became a Delaware corporation through a reincorporation merger completed in 2005.

Background of the Sendtec Acquisition

     On August 9, 2005, the Company entered into an asset purchase agreement
(as subsequently amended, the "Agreement") with theglobe.com, inc. ("Globe") for the purchase of the business and substantially all of the assets of SendTec. The purchase price for SendTec under the Agreement was $37,500,000, subject to adjustment, and the assumption of certain liabilities. On October 31, 2005 the
Company assigned its rights under the Agreement to an affiliated company,
SendTec Acquisition Corp. ("STAC") and entered into certain agreements providing for financing of the transactions. As a result of requirements under the acquisition financing arrangements described herein, from October 31, 2005 (the
"Acquisition Date") through February 3, 2006 (the "Consolidation Date") STAC operated independently and as a minority-owned affiliate of the Company prior to the Consolidation Date. Following the Consolidation Date, STAC became a wholly-owned subsidiary of the Company in connection with a series of transactions that took place on the Consolidation Date (the "Consolidation").

     The SendTec purchase was financed by issuance of $34.95 million of Senior
Secured Convertible Debentures due October 30, 2009 of STAC as amended (the
"Debentures") collateralized and guaranteed by the Company and each of its subsidiaries and issuance by the Company of $10,289,690 of Series A Convertible
Preferred Stock, par value $0.001 per share (the "Series A Preferred"). Both the
Debentures and the Series A Preferred were convertible, upon the Consolidation, into the Common Stock of the Company. In order to provide funds to STAC to complete the Asset Purchase, $10,000,000 of STAC common stock, par value $0.001 per share (the "STAC Common Stock") was issued to the Company from the proceeds of the sale of the Series A Preferred by the Company upon the Consolidation.

     On February 3, 2006, provisions of the Debentures, as well as the terms of certain agreements with the management of STAC, resulted in the automatic conversion of STAC into a wholly-owned subsidiary of the Company. All Series A
Preferred was automatically converted to Common Stock, and thereafter, the
Company, through STAC, acquired and continued to operate the business of
SendTec, in addition to the RelationServe Access and Friendsand.com business.

     We currently plan to continue our efforts to acquire businesses engaged in, or related to, Internet marketing and advertising. We may issue additional shares of Common Stock, preferred stock, and warrants to acquire shares of our
Common Stock, debt, or make cash payments, or a combination thereof, in connection with such acquisitions.

     The Company maintains its principal executive offices at 877 Executive
Center Drive West, Suite 300, St. Petersburg, Florida 33702 and 6700 North
Andrews Avenue, Fort Lauderdale, Florida, 33309. SendTec also maintains an office in New York City. The Company presently has 131 employees.

     Any references to SendTec include the current business that is held by STAC as well as the business and substantially all of the assets of SendTec that were acquired by STAC.

SendTec Business

     SendTec is a direct response marketing services and technology company that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet ("online") and through traditional media channels such as television, radio, and print advertising
("offline"). Utilizing SendTec's marketing products and services, SendTec's clients seek to increase the effectiveness and the return on investment on advertising campaigns. SendTec's online and offline direct marketing products and services include strategic campaign development, creative development, creative production and post-production, media buying and tracking, campaign management, campaign analysis and optimization, technology systems implementation and integration for campaign tracking, and many other agency type services. In addition, SendTec has a suite of technology solutions, ROY,
SearchFactz(TM), SOAR (an acronym for "SendTec Optimization and Reporting") and
iFactz(TM), which enable it to deliver, track, and optimize direct marketing campaigns across multiple distribution channels, including television, radio, direct mail, print, and the Internet. The combination of SendTec's direct marketing capabilities, technology, and experience in both online and offline marketing, enable its clients to optimize their advertising campaigns across a broad spectrum of advertising mediums.

On-line Marketing Services- SearchFactz(TM)

     SendTec offers a variety of products and services that enable on-line advertisers and publishers to generate performance-based results through online marketing channels such as search marketing, web advertising, e-commerce up-sells, affiliate marketing, and email marketing. SendTec's broad range of products and services include creative strategy and execution, strategic offer development, production planning, media planning, media buying, and search optimization. Through these products and services, SendTec's clients can address all aspects of the marketing continuum, from strategic planning through execution, including results management and campaign refinements. SendTec's proprietary technologies allow advertisers and publishers to track, report, and optimize online campaign activity all the way to the "conversion level" (which means a consumer's actual response to the offer, as for example, by making a purchase). SendTec's knowledge of digital advertising strategies, targeting methods, media placements, and creative executions combined with its technology help SendTec's clients improve their advertising performance and return on investment.

     As part of its on-line marketing services, SendTec manages and optimizes paid search programs for direct marketers, providing them with bid/rank management, and creative and strategic consulting in order to optimize paid search. SearchFactz(TM) is a search engine marketing pay-per-click bid management technology that coordinates performance and cost data from search engines, conversion activities from websites, and generates actionable campaign alerts that can be analyzed and acted upon by marketing analysts to optimize return on investment from marketing budgets. SendTec, through SearchFactz(TM)
and the collective experience of its search engine marketing team, develops the mix of search engine marketing strategies and services to meet a client's customer acquisition goals. SendTec's search engine marketing services include goals assessment, keyword research and development, creative development, landing page optimization, centralized search listing management, bid management, conversion analysis, fraud detection, campaign optimization, and ROI and profit maximization. From pay-per-click to paid-inclusion and comparison shopping engines, the Company believes SendTec utilizes the most cost-effective channels to create customized search marketing campaign to meet its client's objectives.

Competition

     SendTec's business and industry is highly competitive. The competition for advertising dollars has also put pressure on pricing points, in particular, for online advertisers. Our competitors include search engines, inventory resellers, referral companies, online networks, and destination websites. SendTec also competes with a variety of large and small advertising agencies but its primary competitors are interactive marketing companies such as ValueClick, aQuantive,
Advertising.com, and Performics.

Off-line Marketing Services- iFactz(TM)

         SendTec also offers a full array of off-line marketing services utilizing traditional distribution channels such as television, radio, print, and direct mail. SendTec's offline marketing services include creative strategy, production, and media buying. SendTec has developed, produced, and distributed numerous direct response television campaigns for customers and has received national awards for its creative and production work. SendTec utilizes its two in-house state-of-the-art non-linear digital video editing suites. SendTec's staff includes experienced production department directors, producers, and editors on staff. SendTec's media buying department provides a full range of services including strategic media planning, media trafficking, media buying, media tracking, and post-buy media and financial analysis and has executed media buying assignments for all types of television (broadcast and cable), radio, and print formats. SendTec's long time relationships with media partners have enabled SendTec to provide clients competitive media prices.

         SendTec has developed a proprietary software application, iFactz(TM), which provides a competitive advantage in marketing offline advertising services. iFactz(TM) is SendTec's Application Service Provider or "ASP"
technology that tracks and reports the online responses that are generated from offline direct response advertising. Historically, advertisers have lacked the ability to accurately track which offline advertising yields results online and thus advertisers have been unable to properly optimize their media buys.
iFactz(TM) intelligently tracks and reports web activity from all offline advertising - TV (even national cable), radio, print, and direct mail - in real time. iFactz(TM)'s Intelligent Sourcing(TM) is a media technology that informs the user where online customers come from, and what corresponding activity they produced on the user's website. iFactz(TM)'s ASP design enables advertisers to implement and access the technology in a timely and cost efficient manner as there are no cumbersome, time-consuming, and costly implementation expenses and lead times. iFactz(TM) is licensed to clients both as a stand alone technology solution and as part of an overall campaign offering. The Company believes that
iFactz(TM) has provided SendTec with a significant competitive advantage, and that there are currently no similar technologies available in the market.

RELATIONSERVE ACCESS BUSINESS

Internet Marketing

     RelationServe offers advertisers and merchants integrated online marketing programs including permission-based email advertising, email database append services, online surveys, and Internet compiled direct mail lists. RelationServe services advertising agencies, large consumer marketers and direct marketers and has acquired various proprietary software technologies that enable RelationServe to deliver email broadcast and email data append products.

Data Append

     RelationServe's data append allows marketers to augment their existing customer database with permission-based email and demographic data. When a match is confirmed, the customer's email address and other demographic variables are added to the client's file. We believe this increases the value of client databases and allows the client to save money through email marketing, and to access a market more efficiently through multi-channel campaigns.

Online Registration (Co-Reg)

     Our co-registration service is a product that can build an in-house database of new prospective clients. Through key strategic alliances, we are the front end registration solution for a variety of products and services. These include product registration sites, online newsletter registration, and trial-software download sites. Custom co-registrations can also be created for lead generation.

Lead Generation

     Lead generation programs assist a variety of businesses with customer acquisition. We pre-screen leads through online surveys to meet client's specified criteria. For example, we are able to generate leads for the following industries: mortgage; debt reduction/debt consolidation; not-for-profit organizations; auto sales; telecommunications; insurance, and investment agents.

Targeted Opt-In Email

     RelationServe's targeted opt-in email provides targeted lists and a network of permission-based websites, with access to additional websites via various list broker relationships.

Direct Mail and Postal List

     We maintain a compiled postal mailing list from Internet responders to online registration and online campaigns. These consumers are responders to offers and may have purchased products and services through online and offline channels. We offer a wide variety of demographic and psycho-graphic criteria for customers list selection.

Markets

     The following is an overview of our three primary channels through which
RelationServe markets its products and services:

     Direct Sales

     Through our direct sales team and business development executives, we pursue major consumer marketers and direct marketers through telesales efforts, direct marketing, trade shows, and on-site client presentations.

     Advertising Agencies

     We offer our products and services at a discounted rate to traditional advertising agencies and online marketing agencies. These resellers offer our products and services to their clients as a stand-alone marketing effort or as part of a larger multi-channel marketing campaign.

     List Brokers

     We offer our products and services at a discounted rate to a network of list brokers. These organizations often have years of experience marketing postal lists and can expand their revenue potential by offering our email marketing lists.

Competition

     RelationServe's business and industry is highly competitive. The competition for advertising dollars has also put pressure on pricing points, in particular, for online advertisers. Our competitors include advertising agencies, inventory resellers, search engines, referral companies, and destination websites. We also compete with traditional media such as television, radio, and print, and with direct marketing companies.

     We are also impacted by competition among destination websites that reach users or customers of search services. Several large media and search engine companies dominate this end of the transaction channel, and thousands of smaller outlets are available to customers as well. User traffic among the media and search engine companies is concentrated among such larger participants as AOL,
Google, Microsoft through MSN Search, and Yahoo! through FAST, Inktomi, Overture and Yahoo! Search. The online search industry continues to experience consolidation of major websites and search engines, which has the effect of increasing the negotiating power of these parties in relation to smaller providers such as RelationServe.

Friendsand.com

     The business of Friendsand.com, a social networking community, represents a small portion of the overall activities of the Company. Friendsand.com competes with such larger and more established social networking websites as Myspace.com.
To date, Friendsand.com has incurred losses.

Rationalization Plan

     On and following the Consolidation, SendTec management and RelationServe management commenced a joint review of the collective operations, synergies, and, opportunities, which is ongoing. During the three month period following the Acquisition Date and prior to the Consolidation Date, the Company operated
RelationServe and Friendsand.com wholly-independently from SendTec due to legal and structural limitations imposed under the Debentures. During the first quarter of 2006, initial steps were taken to reduce staff at RelationServe and
Friendsand.com, eliminate redundant positions and activities, replace certain members of management, and evaluate additional opportunities for cost savings through consolidation, reduction, disposition of assets or businesses, and other means in an emphasis to streamline the businesses and implement a workable plan to consolidate the management and operations of two synergistic but highly divergent companies operating in two locations, with potential inefficiencies and redundant administration. As a result of this review, the Company may take additional steps which can not be determined at this time, which may include further reducing its staff, combining administrative functions, relocating all or a portion of its operations, terminating certain activities or operations, or selling or disposing of assets of operations. Certain actions may require the consent of the Company's Debenture holders and require the Company to recognize accounting charges for discontinued or disposed operations.

     During the initial phase of management's review, the Company recognized that certain financial covenants required under the Debentures would likely not be met during the fourth quarter of 2005, and possibly thereafter, based upon, among other things, non-cash accounting charges, unexpected costs and inefficiencies of operating as two separate entities required by the terms of the STAC Debentures, the impact of Hurricane Katrina and Wilma on the national economy and on Florida in particular where both RelationServe and SendTec were forced to close or operate at reduced staffing levels for several weeks, significant senior management and extensive junior personnel changes at
RelationServe and Friendsand, poor morale, cultural differences, and uncertainty during the transition period, and increased costs at Friendsand. In addition, the business of RelationServe experienced a downturn and the industry in which
Friendsand operates became the focus of regulatory and public scrutiny. These factors continue to impact the Company as a whole and the Company is continuing to study options for combining the various businesses, which could include elimination or sale of certain assets or businesses.

     As a result of discussions with representatives of the Debenture holders during early 2006, the Company, STAC, and the Debenture holders agreed, on
February 3, 2006, to the following amendments to the Debentures and related agreements:

         o    STAC will have minimum EBITDA for the fourth quarter of 2005 of
         $650,000 (from $1,725,000) and for fiscal year 2005 of $4,350,000 (from
         $5,200,000). Further, following the Consolidation, the financial covenants for RelationServe are eliminated; and

         o    the Company financial covenants set forth in the Schedules 4.22(a)
         (capital expenditures), (b) (minimum consolidated Company EBITDA), and
         (c) (Company cash balances) were restated and are incorporated by reference to Schedules 4.22(a), (b), and (c), respectively, to Exhibit
         10.21 to this Annual Report on Form 10-KSB.

         In consideration of the Debenture holders' agreements the Company issued 525,000 shares of Common Stock, pro rata to the Debenture holders in accordance with their respective ownership at the closing of the Consolidation.

ITEM 2.  DESCRIPTION OF PROPERTY.

     SendTec's operations are located in St. Petersburg, Florida, where we lease approximately 19,800 square feet of office space for approximately $27,600 per month. The lease expires in February 2010. In addition, we maintain an office for SendTec under a lease for approximately 2,500 square feet of office space in
New York City for approximately $5,400 per month, which expires in December of
2009. The Company's RelationServe operations are located in approximately 15,615 square feet in Ft. Lauderdale, Florida under a lease originally entered into by
Omni Point for rental payments of approximately $35,650 per month.

ITEM 3.  LEGAL PROCEEDINGS.

Certain Legal Proceedings

     Through December 31, 2005, the Company and/or Omni Point have been named as defendants in two separate claims made by customers arising in the ordinary course of its business and one employment related claim. The Company believes it has substantial defenses and intends to vigorously defend itself against any all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

     Omni Point has been named as a defendant in a certain employment related claim which to date has not been asserted against the Company. Although the
Company is not a defendant in this matter at this time, there can be no assurance that the plaintiffs will not attempt to assert this claim against the
Company in the future or that such claim, if asserted, will not result in a material loss to the Company. The range of loss with respect to this matter, if any, cannot be quantified.

     On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink)
filed a complaint against the Company and Omnipoint for allegedly violating the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages, which are considered to be highly speculative by the Company and legal counsel. This case is initial stages. The Company intends to vigorously defend itself with respect to this matter, however; its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

     On February 17, 2006, the Law Offices of Robert H. Weiss PLLC ("Weiss")
filed a complaint against the Company and Omni Point for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Practices
Act. Weiss seeks compensatory damages in an amount no less than approximately
$80,000 in addition to punitive and exemplary damages with no specified amount.
The Company also has accounts receivable due from Weiss of approximately
$387,000 which are fully reserved. This case is in its initial stages. The
Company intends to vigorously defend itself with respect to this matter, however; its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations,

     On March 6, 2006 Boston Meridian LLC ("Boston Meridian") filed a complaint in the United States District Court District of Massachusetts alleging it is due certain fees and expense reimbursements in connection with the acquisition of the business of SendTec from theglobe.com inc. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of common stock.
The Company believes the litigation is without merit and intends to vigorously defend against the complaint. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or the results of operations.

     On December 15, 2004, the Federal Bureau of Investigation served Omni Point with a search warrant regarding the alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately $135,000.
Management believes the investigation resulted from a former independent contractor of the Company using the alleged unlicensed software on the Company's behalf and without the Company's knowledge. Management and legal counsel are currently unaware of any additional developments in the investigation. The
United States Attorney's Office had then indicated that it would contact the
Company's legal counsel as the investigation continues. The Company has not received any further communications with respect to this matter; however, there can be no assurance that this matter, if further investigated, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL
         BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     Our Common Stock has been quoted on the OTC Bulletin Board since June 30,
2005 under the symbol RSVM.OB. Prior to that date, there was no active market for our Common Stock. Based upon information furnished by our transfer agent, as of March 13, 2006, we had approximately 225 holders of record of our Common
Stock.

     The following table sets forth the high and low bid prices for our Common
Stock for the periods indicated, as reported by the OTC Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

Fiscal Year 2004                                    High            Low
----------------                                   ------         ------
First Quarter                                      $   NA         $   NA
Second Quarter                                         NA             NA
Third Quarter                                          NA             NA
Fourth Quarter                                         NA             NA

Fiscal Year 2005
----------------
First Quarter                                      $   NA         $   NA
Second Quarter                                       4.35           3.50

Third Quarter                                        9.00           4.11
Fourth Quarter                                       6.48           2.52

Fiscal Year 2006
----------------
First Quarter (through March 15, 2006)             $ 3.75         $ 1.71

DIVIDENDS

     We have not declared or paid dividends on our Common Stock and do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our Common Stock only if and when declared by our board of directors. The Debentures restrict our ability to pay dividends to our stockholders.

EQUITY COMPENSATION PLAN INFORMATION

     We maintain a 2005 Non-Employee Directors Stock Option Plan (the "Directors
Plan"), 2005 Incentive Stock Plan (the "2005 Plan") and 2006 Incentive Stock
Plan (the "2006 Plan"). Both the Directors Plan and the 2005 Plan (collectively, the "Plans") have been approved by our Board of Directors and stockholders. The
2006 Plan has been approved by our Board of Directors and is subject to stockholder approval. As of March 10, 2006 we had issued (i) 282,100 shares of
Common Stock under the Plans and had outstanding stock options to purchase a total of 3,948,500 shares of Common Stock, with exercise prices at or in excess of the fair market value on the date of grant. (See "Item 10 - Executive
Compensation" for a detailed description of our equity compensation plans.)

     The following table provides information as of December 31, 2005 with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

                                    Number of securities to           Weighted-average
                                         be issued upon              exercise price of         Number of securities
                                    exercise of outstanding         outstanding options,       remaining available
         Plan Category            options, warrants and rights      warrants and rights        for future issuance
         -------------            -----------------------------    -----------------------    -----------------------

Equity compensation                         3,288,000                              $2.98              1,729,900
plans approved by
security holders

Equity compensation
plans not approved by
security holders                                    0                                 $0                      0

RECENT SALES OF UNREGISTERED SECURITIES

     For information related to our recent sales of unregistered securities, please see our Quarterly Reports on Form 10-QSB and Current Reports of Form 8-K
during the fiscal year ended December 31, 2005. On February 10, 2006, the
Company issued 200,000 shares of Common Stock upon the exercise of warrants to purchase Common Stock at an exercise price of $0.25 per share. Such shares of
Common Stock were issued pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company has reported recent sales of unregistered securities during the fourth quarter of 2005 and the first quarter of 2006 on Current Reports on Form 8-K filed during February
2006.

PURCHASES OF EQUITY SECURITIES

         None.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Twelve Months Ended December 31, 2005 Compared To Twelve Months Ended
December 31, 2004

         Revenues, Cost of Revenues and Gross Profit

         Net revenues for twelve months ended December 31, 2005 were $11,302,780 as compared to net revenues of $9,564,993 for twelve months ended December 31,
2004, an increase of $1,737,787 or approximately 18.2%. This increase reflects our increased marketing efforts and broadening of our customer base. We currently employ 30 sales representatives who market and sell our products. This increase reflects the growth in our online lead generation product revenues from approximately $3,051,300 for the twelve months ended December 31, 2004 to approximately $4,034,000 for the twelve months ended December 31, 2005, growth in our append and data services products from approximately $2,979,600 for the twelve months ended December 31, 2004 to $3,343,600 for the twelve months ended
December 31, 2005, and growth in our email marketing product revenues from approximately $3,534,000 for the twelve months ended December 31, 2004 to approximately $3,923,200 for the twelve months ended December 31, 2005. We continue to build customer relations and expect revenues to increase in connection with our subsequent consolidation with SendTec.

         Costs of revenues for the twelve months ended December 31, 2005 were
$2,542,614 as compared to cost of revenues of $2,146,596 for the twelve months ended December 31, 2004, an increase of $396,018 or approximately 18.4%. Costs of revenues include salaries and contract labor costs for our technology department, costs associated with our internet broadcast bandwidth, non-capitalized costs associated with maintaining our databases and outsourcing data information from outside vendors, and amortization expense associated with our email database. For the twelve months ended December 31, 2005, technology salaries and contract labor amounted to $643,893 as compared to $878,117 for the twelve months ended December 31, 2004, a decrease of $234,224 or 26.7%. This decrease reflects a decrease in the number of technology employees from 12 employees to 9. For the twelve months ended December 31, 2005, broadcast bandwidth expenses amounted to $159,866 as compared to $547,331 for the twelve months ended December 31, 2004, a decrease of $389,465 or 71.2%. This decrease was attributable to the outsourcing of email broadcasting to third party vendor, which reduced the Company's internal bandwidth requirements. For the twelve months ended December 31, 2005, we incurred costs associated with the acquisition of data for our database and outsourced data functions of $1,054,032 as compared to $395,673 for the twelve months ended December 31, 2004, an increase of $658,359 or 166.4%. The increase is primarily attributable to the outsourcing to third party vendors of our email broadcast function. For the twelve months ended December 31, 2005, we incurred amortization expense related to the amortization of our email database of $684,824 as compared to $325,475 for the twelve months ended December 31, 2004, an increase of $303,064 or 93%.
The increase in amortization expense was attributable to an increase in capitalized costs associated with our email database.

         Our gross profit margins approximately 77.5% of net revenues for the twelve months ended December 31, 2005 as compared to approximately 77.6% for the twelve months ended December 31, 2004.

         Selling, General and Administrative Expenses

         For the twelve months ended December 31, 2005, salaries expense amounted to $2,441,026 as compared to $1,699,167 for the twelve months ended
December 31, 2004, an increase of $741,859 or approximately 43.7%. The increase was attributable to the hiring of our chief executive officer and chief operating officer in June 2005 as well as the hiring of additional administrative staff to facilitate our growth and the recording of stock-based compensation of $495,054 from the issuance of common shares and granting of stock options to employees and a consultant. We expect our salaries expense to increase in subsequent quarters due to these new officers and other new employees.

         For the twelve months ended December 31, 2005, bad debt expense amounted to $2,393,203 as compared to $1,650,242 for the twelve months ended
December 31, 2004, an increase of $742,961 or approximately 45%. We have established an allowance for doubtful accounts based upon factors pertaining to the credit risk of specific

customers, historical trends, and other information. Delinquent accounts are written-off when it is determined that the amounts are uncollectible. At
December 31, 2005, the allowance for doubtful accounts was $1,014,338.

         For the twelve months ended December 31, 2005, commission expense amounted to $1,462,728 as compared to $1,884,447 for the twelve months ended
December 31, 2004, a decrease of $421,719, or approximately 22.4%. The decrease is primarily due to the reduction in sales personnel from 40 employees to 30.

         For the twelve months ended December 31, 2005, professional fees amounted to $975,132 as compared to $420,007 for the twelve months ended
December 31, 2004, an increase of $555,125 or approximately 132.2%. The increase was primarily attributable to an increase in legal and accounting fees associated with our acquisitions and SEC filings as well as the audit of our financial statements.

         For the twelve months ended December 31, 2005, advertising and trade show expense amounted to $653,484 as compared to $493,713 for the twelve months ended December 31, 2004, an increase of $159,771, or approximately 32.4%. We continued to increase our marketing efforts to increase our revenues.

         For the twelve months ended December 31, 2005, depreciation and amortization expense amounted to $215,307 as compared to $187,031 for the twelve months ended December 31, 2004, an increase of $28,276 or approximately 15%.
This increase was attributable to the acquisition of property and equipment of
$202,000 in 2005.

         Total other general and administrative expenses for the twelve months ended December 31, 2005 were $2,287,349, an increase of $1,374,400, or approximately 151%, from total general and administrative expenses for the twelve months ended December 31, 2004 of $912,949. This increase is summarized as follows:

                                           2005              2004
                                      -----------        ----------
               Rent                   $   359,885        $  239,129
               Consulting fees            448,188                 -
               Payroll taxes              243,089                 -
               Insurance                  178,009           136,404
               Telephone                  124,168           185,430
               Other                      934,010           351,986
                                      -----------        ----------
               Total                  $ 2,287,349        $  912,949
                                      ===========        ==========

         The increase in rent expense was attributable to payments during the twelve months ended December 31, 2005 for common area maintenance and utilities that were not reflected as rent expense in the prior period. Additionally, during a portion of 2005, we rented an office in New York on a month-to-month basis. As of December 31, 2005, we no longer rent the New York facility.

         In 2005, we incurred payroll taxes related to our salaries. In 2004, we leased our employees from a third party. The increase in insurance is primarily related to an increase in health insurance costs due the increase in the number of employees.

         The increase in other general and administrative expense was attributable to an overall increase in operations as well as an increase in expenses in 2005 of approximately $211,000 related to the termination of employment agreements with our former officers and settlement fees paid to certain former employees.

         We reported a loss from operations of $(1,668,063) for the twelve months ended December 31, 2005 as compared to income from operations of $170,841 for the twelve months ended December 31, 2004.

         Other Income (Expenses)

         For the twelve months ended December 31, 2004, we recognized a gain on extinguishment of debt of $162,955 compared to $0 for the twelve months ended
December 31, 2005.

         In 2004, we recorded a loss of $100,000 from the termination of an aborted acquisition. On October 21, 2004, we entered into an Asset Purchase
Agreement ("the Agreement") that was subsequently terminated due to a breach by the Company. In accordance with the terms of the Agreement, and an Amended
Mutual Release and Agreement, we paid a termination fee of $100,000.

         In 2004, we recorded an asset impairment charge of $198,240. The asset impairment charge consisted of an asset impairment charge of $135,000 due to the disposal of property and equipment and $63,371 for email addresses that were removed from the email database.

         For the twelve months ended December 31, 2005, we recorded an estimated registration rights penalty of $75,000 compared to $0 for the twelve months ended December 31, 2004.

         For the twelve months ended December 31, 2005, we recorded a loss on equity-method investment of $1,034,102 related to our equity investment in STAC, as discussed elsewhere herein.

         Interest income for the twelve months ended December 31, 2005 was
$3,144 as compared to $0 for the twelve months ended December 31, 2004, an increase of $3,144 or 100%. This was primarily attributable to the investment of excess cash in money market accounts.

         Interest expense for the twelve months ended December 31, 2005 was
$14,268 as compared to $5,276 for the twelve months ended December 31, 2004, an increase of $8,992 or 170%. This was primarily attributable to the assumption of debt of $700,000 in connection with our acquisitions, which has been repaid prior to December 31, 2005.

         For the twelve months ended December 31, 2005, we did not record a provision for income taxes due to our net loss. In 2004, the Company had made an election to have its income or loss taxed directly to its members as a partnership for income tax purposes. Accordingly, the pro rata income or loss will be included in the tax return of the members. As a result, no income taxes have been recognized in the accompanying financial statements for the 2004 period.

         Net (Loss) Income

         For the twelve months ended December 31, 2005, we recorded a net loss of $2,788,289 compared to net income of $30,280 for the twelve months ended
December 31, 2004.

Liquidity and Capital Resources

         On April 20, 2005, we commenced a private offering of up to $1,000,000 of Units, each Unit consisted of 50,000 shares of our common stock with warrants to purchase 25,000 shares of our common stock exercisable at $2.00 per share.
The private placement was originally to be for a maximum amount of $1,000,000, but was subsequently increased to a maximum of $1,625,000. In May and June 2005, we sold 1,625,000 shares of and granted 812,500 warrants to purchase 812,500 shares of common stock at an exercise price of $2.00 per share for net proceeds of $1,495,026.

         Pursuant to a Confidential Memorandum dated June 22, 2005, (the "PPM"), we offered in a private placement to accredited investors up to $4,000,000 of
Units for a purchase price of $100,000 per Unit. Each Unit consists of 50,000 shares of the Company's common stock, par value $0.001 per share (the "Common
Stock") and a three-year warrant to purchase 25,000 shares of Common Stock at
$3.50 per share. As of December 31, 2005, we sold Units to accredited investors for net proceeds of $1,955,527 issuing 1,048,515 shares of common stock and granting 524,257 warrants to purchase 524,257 shares of common stock at $3.50 per share.

         The Company's purchase of SendTec was financed by issuance of $34.95 million of Senior Secured Convertible Debentures due October 30, 2009 of STAC as
well as issuance by the Company of $10,289,690 of Series A Convertible Preferred
Stock, par value $0.001 per share. We used $10,000,000 of the proceeds we received in this transaction to purchase a 23% interest in STAC. As a result of the Consolidation discussed above, the Debentures, initially convertible at
$1.00 per share into STAC Common Stock, are now convertible into Company common stock at a conversion price of $1.50 per share. The Debenture Holders maintain a first priority security interest in all of our assets and in the assets of our subsidiaries. So long as the Debentures remain outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness

         Subsequent to December 31, 2005, the Company sold to Sunrise Equity
Partners, LP 500,000 shares of Company Common Stock for $750,000, of which the
Company received net proceeds of $675,000 after deducting fees and expenses of
$75,000. In addition, the Company has received proceeds of $62,500 from the exercise of Warrants.

         During the twelve months ended December 31, 2005, we repaid loans payable of $700,000 and paid $150,000 in cash in connection with the acquisition of certain assets and liabilities of Omni Point Marketing, LLC, a
Florida limited liability company ("Omni Point"), and all of the outstanding membership interests of Friendsand, LLC, a Delaware limited liability company related to Omni Point by common ownership.

         Net cash flows provided by operating activities for the twelve months ended December 31, 2005 were $156,722 as compared to net cash provided by operating activities of $359,271 for the twelve months ended December 31, 2004, a decrease of $202,549. For the twelve months ended December 31, 2005, net cash provided by operating activities was attributable to cash provided from our net loss of $(2,788,289) (adjusted for add-back non-cash items such as depreciation and amortization of $900,130, stock-based compensation and consulting of
$705,179, an increase in provision for bad debt of $2,393,203, and a loss on equity-method investment of $1,034,102), and an increase in accounts receivable of $3,394,719, an increase in prepaid expenses and other assets of $91,862, and a decrease in deferred rent of $26,330, offset by cash received from the repayment of amounts due from former principals of $140,312, an increase in accounts payable of $870,896, an increase in other accrued expenses of $201,149, an increase in accrued commissions of $125,174 and an increase in customer deposits of $87,677. For the twelve months ended December 31, 2004, net cash provided by operating activities was attributable to net cash provided from our net income of $30,280 (adjusted for add-back non-cash items such as depreciation and amortization of $512,506, an increase in provision for bad debt of
$1,650,242, an asset impairment charge of $198,240, and a gain on extinguishment of notes payable of $162,705, and an increase in accounts payable of $718,597, offset by a decrease in accrued expenses of $55,952, an increase in amounts due from former principals of $102,241, and an increase in prepaid expenses and other assets of $133,237.

         We reported net cash flows used in investing activities of $13,125,548 for the twelve months ended December 31, 2005 as compared to net cash used in investing activities of $881,233 for the twelve months ended December 31, 2004, an increase of $12,244,315. This increase is attributable to the use of cash of
$10,309,083 in connection with our investment in a prospective acquiree, an increase in acquisitions of capitalized data costs of $2,464,850, an increase in the acquisition of property and equipment of $201,615, and cash paid in the acquisition of the net assets of Friendsand, LLC of $150,000.

         Net cash flows provided by financing activities was $12,971,019 for the twelve months ended December 31, 2005 as compared to net cash provided by financing activities of $432,118 for the twelve months ended December 31, 2004.
For the twelve months ended December 31, 2005, we received net proceeds from the sale of common stock of $2,455,527, proceeds from the sale of preferred stock of
$10,289,690, cash received in acquisition of $995,426, and net proceeds from the exercise of warrants of $137,500 offset by net draws by members
(pre-acquisition) of $207,124 and the repayment of loans payable of $700,000. In addition to the proceeds from the sale of preferred stock, our purchase of
SendTec was financed by issuance of $34.95 million of the Debentures of STAC.
For the twelve months ended December 31, 2004, we received proceeds from contributions by members of $1,195,000 offset by the repayment of notes payable of $532,882 and the distribution of $230,000 to former principals.

         We reported a net increase in cash for the twelve months ended December
31, 2005 of $2,093 as compared to a net decrease in cash of $59,564 for the twelve months ended December 31, 2004. At December 31, 2005, we had cash on hand of $156,472.

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

Recent Accounting Pronouncements

         In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based
Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No. 123R
requires companies to recognize in the statement of operations the grant date fair value of stock options and other equity-based compensation issued to employees. FAS No. 123R is effective beginning in the Company's first of fiscal
2006. We are in process of evaluating the impact this pronouncement may have on our financial statements.

                                  RISK FACTORS

                   RISKS RELATING TO THE CONSOLIDATED COMPANY

         Our acquisition of SendTec occurred on February 3, 2006. All references to SendTec's risks herein are intended to refer prospectively to periods on and following the acquisition.

WE MAY BE UNABLE TO EFFECTIVELY INTEGRATE SENDTEC OR ADDITIONAL TARGETED ASSETS
OR MAY INCORRECTLY ASCERTAIN THE MERITS OR RISKS OF OUR OR SUCH TARGETED ASSETS
OPERATIONS.

         The success of the SendTec acquisition will depend, in part, on our ability to realize the benefits of enhanced resources, growth opportunities and other synergies of combining with SendTec and to effectively leverage the
SendTec marketing and technical resources. We are exposed to risks related to the integration, management, and retention of acquired client relationships, operations and personnel. Integration of the businesses will be complex, time-consuming and may disrupt the combined company's businesses if not completed in a timely and efficient manner. Some of the difficulties that the combined company may encounter include:

          o    diversion of management's attention from other business concerns;

          o    inability to use the acquired resources effectively; and

          o    demonstrating to the combined company's customers, vendors and partners that the acquisition will not result in adverse changes to their relationships.

         We may also be affected by numerous risks inherent in our operations and the operations of additional targeted assets. Although our management will endeavor to evaluate the risks inherent in our business, other targeted businesses, and the industry generally, we cannot assure that we will properly ascertain or assess all of the significant risk factors.

ON A COMBINED PRO FORMA BASIS WE EXPERIENCED A SIGNIFICANT LOSS FOR THE YEAR
ENDED DECEMBER 31, 2005.

         While we had $1,095,993 of operating income on a combined pro forma basis for the year ended December 31, 2005, we experienced a net loss of
$15,068,650 on a combined pro forma basis. We are unable to predict if we will achieve profitability on a combined pro forma basis. In order to achieve and maintain profitability, we will need to generate significant revenues. If we do not continue to increase our revenues, our business, results of operations, and financial condition could be materially and adversely affected.

WE MAY REQUIRE ADDITIONAL FUNDING TO SUPPORT OUR OPERATIONS AND CAPITAL
EXPENDITURES, WHICH MAY NOT BE AVAILABLE AND WHICH LACK OF AVAILABILITY COULD
ADVERSELY AFFECT OUR BUSINESS.

         We may need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties and to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If we raise additional funds through the issuance of debt, we will be required to service that debt and we are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

WE MAY MAKE ADDITIONAL ACQUISITIONS, WHICH COULD DIVERT MANAGEMENT'S ATTENTION,
CAUSE OWNERSHIP DILUTION, AND BE DIFFICULT TO INTEGRATE.

         Our business strategy depends in part upon our ability to identify, structure, and integrate acquisitions, in addition to SendTec, that are complementary with our business model. Acquisitions, strategic relationships, and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and
Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our potential acquisitions, relationships, investment targets, and partners may have histories of net losses and may expect net losses for the foreseeable future.

         Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results, and financial condition.
These risks apply to our completed acquisitions and acquisitions we may undertake in the future, including:

          o    We could experience a substantial strain on our resources, including time and money, and may not be successful;

          o    Our management's attention may be diverted from our ongoing business concerns;

          o    While integrating new companies, we may lose key executives or other employees of these companies;

          o    We could experience customer dissatisfaction or performance problems with an acquired company or technology;

          o    We may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

          o    We may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or
               circumstances, any of which could harm our business.

         Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

IF AN EVENT OF DEFAULT OCCURS UNDER THE DEBENTURES, IT COULD RESULT IN A
MATERIAL ADVERSE EFFECT ON OUR BUSINESS, OPERATING RESULTS, OR FINANCIAL
CONDITION AS THE DEBENTURE HOLDERS MAINTAIN A FIRST PRIORITY SECURITY INTEREST
ON ALL OF OUR ASSETS AND ON THE ASSETS OF OUR SUBSIDIARIES.

         On October 31, 2005, effective upon the Consolidation, STAC issued
$34.95 million of Senior Secured Convertible Debentures due October 30, 2009
that are now convertible into shares of our Common Stock and are guaranteed by us and each of our subsidiaries. The Debenture holders have

a first priority security interest on all of our assets and on the assets of our subsidiaries. Events of default include, but are not limited to, the following:

          o    failure to pay interest, principal payments or liquidated damages if and when due;

          o    a breach of any material covenant or term or condition of the
               Debenture or any of the transaction documents;

          o    a default or event of default (subject to any grace or cure period provided for in the applicable agreement, document or instrument) under any of the transaction documents, or any other material agreement, lease, document or instrument;

          o    a breach of any representation or warranty made in the Debenture or the other transaction documents;

          o    certain bankruptcy and bankruptcy related matters;

          o    a default by us or any of our subsidiaries in any of its material obligations under any mortgage, credit agreement or other
               facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of any of them in an amount exceeding $75,000 ($150,000 in the case of the Company); and

          o    a Registration Statement for the shares issuable upon conversion of the Debentures and exercise of certain warrants shall not have been declared effective by the SEC on or prior to the 120th calendar day after the Consolidation Date; or shall lapse after effectiveness.

         If we default on our obligations under our Debentures or related agreements, the cash required to pay such amounts will most likely come out of our working capital. Since we rely on our working capital for our day-to-day operations, such a default would have a material adverse effect on our business, operating results, or financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of our Common Stock, at significant risk. Further, our obligations under the Debentures are secured by substantially all of our assets. Failure to fulfill our obligations under the
Debentures and related agreements could lead to loss of these assets, which would be detrimental to our operations.

THE RESTRICTIONS ON OUR ACTIVITIES CONTAINED IN THE DEBENTURES COULD NEGATIVELY
IMPACT OUR ABILITY TO OBTAIN FINANCING FROM OTHER SOURCES.

         So long as any portion of the Debentures remain outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness. To the extent that additional debt financing is required for us to conduct our operations, these restrictions could materially adversely impact our ability to achieve our operational objective.

WE MAY BE UNABLE TO EFFECT AN ADDITIONAL ACQUISITION OR INCORRECTLY ASCERTAIN
THE MERITS OR RISKS OF AN ADDITIONAL ACQUIRED COMPANY.

         To the extent we complete an acquisition, we may be affected by numerous risks inherent in its business operations. Although our management will endeavor to evaluate the risks inherent in a business or industry, we cannot assure an investor that we will properly ascertain or assess all of the significant risk factors.

WE MAY BE UNABLE TO ATTRACT AND RETAIN KEY EMPLOYEES.

         Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee, could have an adverse effect on our prospects, business, financial condition, and results of operations.

         The lack of experience of our management team puts us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute management have never had responsibility for managing a publicly traded company.
Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business.

WE MAY NOT BE ABLE TO EFFECTIVELY MANAGE OUR GROWTH.

         Our strategy envisions continuing to grow our business. If we fail to effectively manage growth, our financial results could be adversely affected.
Additional growth may place a strain on management systems and resources. We must continue to refine and expand our business development capabilities, systems, and processes as well as our access to financing sources. As we grow, we must continue to hire, train, supervise, and manage new employees. We may not be able to:

          o    meet our capital needs;

          o    expand our systems effectively or efficiently or in a timely manner;

          o    allocate our human resources optimally;

          o    identify and hire qualified employees or retain valued employees;
               or

          o    incorporate effectively the components of additional business that we may acquire in our effort to achieve growth.

IF WE ARE UNABLE TO OBTAIN ADEQUATE INSURANCE, OUR FINANCIAL CONDITION COULD BE
ADVERSELY AFFECTED IN THE EVENT OF UNINSURED OR INADEQUATELY INSURED LOSS OR
DAMAGE. OUR ABILITY TO EFFECTIVELY RECRUIT AND RETAIN QUALIFIED OFFICERS AND
DIRECTORS COULD ALSO BE ADVERSELY AFFECTED IF WE EXPERIENCE DIFFICULTY IN
OBTAINING ADEQUATE DIRECTORS' AND OFFICERS' LIABILITY INSURANCE.

         We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss, or claims by third parties. To the extent our business or property suffers any damages, losses, or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

         We may be unable to secure or maintain insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors. Our Debentures require $8 million of directors and officers insurance and key man insurance on the life of Paul
Soltoff, without which the Debentures may be in default.

IF WE ARE UNABLE TO COMPETE IN THE HIGHLY COMPETITIVE PERFORMANCE-BASED
ADVERTISING AND SEARCH MARKETING INDUSTRIES, WE MAY EXPERIENCE REDUCED DEMAND
FOR OUR PRODUCTS AND SERVICES.

         We expect to operate in a highly competitive environment. We principally compete with other companies in the following main areas:

          o    sales to merchant advertisers of performance-based advertising;
               and

          o    services that allow merchants to manage their advertising
               campaigns across multiple networks and track the success of these campaigns.

         Although we expect to pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us.

         We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering such markets are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing service industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for us and other smaller search marketing services providers could decrease, even though the number of smaller providers could continue to increase. These factors could adversely affect our competitive position in the search marketing services industry.

         Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

          o    longer operating histories;

          o    more management experience;

          o    an employee base with more extensive experience;

          o    a better ability to service customers in multiple cities in the
               United States and internationally by virtue of the location of sales offices;

          o    larger customer bases;

          o    greater brand recognition; and

          o    significantly greater financial, marketing and other resources.

         In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, web site development, and systems development. Furthermore, there are numerous larger, more well-established and well-financed entities with which we will compete and that could acquire or create competing companies and/or invest in or form joint ventures in categories or countries of interest to us, all of which could adversely impact our business. Any of these trends could increase competition and reduce the demand for any of our services.

WE ARE SUSCEPTIBLE TO GENERAL ECONOMIC CONDITIONS, AND A DOWNTURN IN ADVERTISING
AND MARKETING SPENDING BY MERCHANTS COULD ADVERSELY AFFECT OUR OPERATING
RESULTS.

         Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our merchant advertisers and potential merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses.
These factors could cause a material adverse effect on our operating results.

                       RISKS RELATED TO SENDTEC'S BUSINESS

ANY DECREASE IN DEMAND FOR SENDTEC'S ONLINE MARKETING SERVICES COULD
SUBSTANTIALLY REDUCE SENDTEC'S REVENUES.

         To date, a substantial portion of SendTec's revenues have been derived from Internet advertising. SendTec expects that online advertising will continue to account for a substantial portion of revenues for the foreseeable future.
However, SendTec's revenues from Internet advertising may decrease in the future for a number of reasons, including the following:

          o    the rate at which Internet users click on advertisements or take action in response to an advertisement has always been low and could decline as the volume of Internet advertising increases;

          o    Internet users can install software programs that allow them to prevent advertisements from appearing on their screens or block the receipt of emails;

          o    advertisers may prefer an alternative Internet advertising format, product or service which SendTec might not offer at that time; and

          o    SendTec may be unable to make the transition to new Internet advertising formats preferred by advertisers.

IF SENDTEC'S PRICING MODELS ARE NOT ACCEPTED BY ITS ADVERTISER CLIENTS, SENDTEC
COULD LOSE CLIENTS AND ITS REVENUES COULD DECLINE.

         Most of SendTec's services are offered to advertisers based on cost-per-action or cost-per-click pricing models, under which advertisers only pay SendTec if SendTec provides the results they specify. These results-based pricing models differ from the fixed-rate pricing model used by many Internet advertising companies, under which the fee is based on the number of times the advertisement is shown without regard to effectiveness. SendTec's ability to generate significant revenues from advertisers will depend, in part, on
SendTec's ability to demonstrate the effectiveness of these primary pricing models to advertisers, who may be more accustomed to a fixed-rate pricing model.

         Furthermore, intense competition among websites and other Internet advertising providers has led to the development of a number of alternative pricing models for Internet advertising. The proliferation of multiple pricing alternatives may confuse advertisers and make it more difficult for them to differentiate among alternatives. In addition, it is possible that new pricing models may be developed and gain widespread acceptance that are not compatible with SendTec's business model or SendTec's technology. These alternatives, and the likelihood that additional pricing models will be introduced, make it difficult for SendTec to project the levels of advertising revenues or the margins that SendTec, or the Internet advertising industry in general, will realize in the future. If advertisers do not understand the benefits of
SendTec's pricing models, then the market for SendTec's services may decline or develop more slowly than SendTec expects, which may limit SendTec's ability to grow their revenues or cause their revenues to decline.

SENDTEC DEPENDS ON A LIMITED NUMBER OF CLIENTS FOR A SIGNIFICANT PERCENTAGE OF
THEIR REVENUES, AND THE LOSS OF ONE OR MORE OF THESE ADVERTISERS COULD CAUSE
SENDTEC'S REVENUES TO DECLINE.

         For year ended December 31, 2005, revenues from SendTec's two largest clients accounted for 43.8% and of its total revenues. SendTec believes that a limited number of clients will continue to be the source of a substantial portion of their revenues for the foreseeable future. Key factors in maintaining
SendTec's relationships with these clients include SendTec's performance on individual campaigns, the strength of SendTec's professional reputation, and the relationships of SendTec's key executives with client personnel. To the extent that SendTec's performance does not meet client expectations, or its reputation or relationships with one or more major clients are impaired, SendTec's revenues could decline and its operating results could be adversely affected.

ANY LIMITATION ON SENDTEC'S USE OF DATA DERIVED FROM CLIENTS' ADVERTISING
CAMPAIGNS COULD SIGNIFICANTLY DIMINISH THE VALUE OF SENDTEC'S SERVICES AND CAUSE
SENDTEC TO LOSE CLIENTS AND REVENUES.

         When an individual visits SendTec's clients' websites, SendTec uses technologies, including cookies and web beacons, to collect information such as the user's IP address, advertisements delivered by SendTec that have been viewed by the user, and responses by the user to such advertisements. SendTec aggregates and analyzes this information to determine the placement of advertisements across SendTec's affiliate network of advertising space. Although the data SendTec collects from campaigns of different clients, once aggregated, are not identifiable, SendTec's clients might decide not to allow SendTec to collect some or all of this data or might limit SendTec's use of this data. Any limitation on SendTec's ability to use such data could make it more difficult for SendTec to deliver online marketing programs that meet client demands.

         In addition, although SendTec's contracts generally permit SendTec to aggregate data from advertising campaigns, SendTec's clients might nonetheless request that SendTec discontinue using data obtained from their campaigns that have already been aggregated with other clients' campaign data. It would be difficult, if not impossible, to comply with these requests, and such requests could result in significant expenditures of resources, interruptions, failures or defects or use in SendTec's data collection, mining, and storage systems.
Privacy concerns regarding the collection or use of user data, could also limit
SendTec's ability to aggregate and analyze data from SendTec's clients. Under such circumstances, SendTec may lose clients and their revenues may decline.

IF THE MARKET FOR INTERNET ADVERTISING FAILS TO CONTINUE TO DEVELOP, SENDTEC'S
REVENUES AND SENDTEC'S OPERATING RESULTS COULD BE HARMED.

         SendTec's future success is highly dependent on the continued use and growth of the Internet as an advertising medium. The Internet advertising market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge effectiveness. As a result, demand for and market acceptance of Internet advertising services is uncertain and subject to change.
Many of SendTec's current or potential advertiser clients have little or no experience using the Internet for advertising purposes and have allocated only limited portions of their advertising budgets to the Internet. The adoption of
Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information, measuring success, and evaluating new advertising products and services. Such clients find Internet advertising to be less effective for promoting their products and services than traditional advertising media. SendTec cannot assure that the market for
Internet advertising will continue to grow or become sustainable. If the market for Internet advertising fails to continue to develop or develops more slowly than SendTec expects, SendTec's revenues and business could be harmed.

RISKS RELATED TO THE SUPPLY OF ADVERTISING SPACE

SENDTEC DEPENDS ON ONLINE PUBLISHERS FOR ADVERTISING SPACE TO DELIVER ITS
CLIENTS' ADVERTISING CAMPAIGNS, AND ANY DECLINE IN THE SUPPLY OF ADVERTISING
SPACE AVAILABLE THROUGH SENDTEC'S NETWORK COULD CAUSE SENDTEC'S REVENUES TO
DECLINE.

         The websites, search engines, and email publishers that sell or venture their advertising space to or with SendTec are not bound by long-term contracts that ensure SendTec a consistent supply of advertising space, which

SendTec refers to as their inventory. SendTec generates a significant portion of revenues from the advertising inventory provided by a limited number of publishers. In most instances, publishers can change the amount of inventory they make available to SendTec at any time, as well as the price at which they make it available. In addition, publishers may place significant restrictions on
SendTec's use of their advertising inventory. These restrictions may prohibit advertisements from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a publisher decides not to make inventory available to SendTec, or decides to increase the price, or places significant restrictions on the use of such inventory, SendTec may not be able to replace this with inventory from other publishers that satisfy SendTec's requirements in a timely and cost-effective manner. If this happens, SendTec's revenues could decline or SendTec's cost of acquiring inventory may increase.

SENDTEC'S GROWTH MAY BE LIMITED IF IT IS UNABLE TO OBTAIN SUFFICIENT ADVERTISING
INVENTORY THAT MEETS SENDTEC'S PRICING AND QUALITY REQUIREMENTS.

         SendTec's growth depends on its ability to effectively manage and expand the volume of its inventory of advertising space. To attract new advertisers, SendTec must increase its supply of inventory that meets its performance and pricing requirements. SendTec's ability to purchase or venture sufficient quantities of suitable advertising inventory will depend on various factors, some of which are beyond its control. These factors include:

          o    SendTec's ability to offer publishers a competitive price for their inventory;

          o    SendTec's ability to estimate the quality of the available inventory; and

          o    SendTec's ability to efficiently manage its existing advertising inventory.

         In addition, the number of competing Internet advertising networks that purchase advertising inventory from websites, search engine and email publishers continues to increase. SendTec cannot assure that SendTec will be able to purchase or venture advertising inventory that meets its performance, price, and quality requirements, and if it cannot do so, SendTec's ability to generate revenues could be limited.

ANY LIMITATION ON SENDTEC'S ABILITY TO POST ADVERTISEMENTS THROUGHOUT ITS
NETWORK OF ADVERTISING SPACE COULD HARM SENDTEC'S BUSINESS.

         SendTec executes advertising programs for clients primarily by posting advertisements, which it refers to as ad delivery, on SendTec's affiliate network of advertising space. SendTec's business could suffer from a variety of factors that could limit or reduce its ability to post advertisements across
SendTec's affiliate network, including:

          o    technological changes that render the delivery of SendTec's advertisements obsolete or incompatible with the operating systems of consumers and/or the systems of online publishers;

          o    lawsuits or injunctions based on claims that SendTec's ad
               delivery methodologies violate the proprietary rights of other parties and regulatory or legal restrictions; and

          o    interruptions, failures or defects in SendTec's ad delivery and tracking systems.

CONSOLIDATION OF ONLINE PUBLISHERS MAY IMPAIR SENDTEC'S ABILITY TO PROVIDE
MARKETING SERVICES, ACQUIRE ADVERTISING INVENTORY AT FAVORABLE RATES AND COLLECT
CAMPAIGN DATA.

         The consolidation of Internet advertising networks, web portals, search engines and other online publishers could eventually lead to a concentration of desirable advertising inventory on a very small number of networks and large websites. Such concentration could:

          o    increase SendTec's costs if these publishers use their greater bargaining power to increase rates for advertising inventory;

          o    impair SendTec's ability to provide marketing services if these publishers prevent SendTec from distributing SendTec's clients'
               advertising campaigns on their websites or if they adopt ad delivery systems that are not compatible with SendTec's ad delivery methodologies; and

SENDTEC'S BUSINESS COULD BE HARMED IF THE USE OF TRACKING TECHNOLOGY IS
RESTRICTED OR BECOMES SUBJECT TO NEW REGULATION.

         In conjunction with the delivery of advertisements to websites, SendTec typically places small files of information, commonly known as cookies, on an
Internet user's hard drive, generally without the user's knowledge or consent.
Cookie information is passed to SendTec through an Internet user's browser software. SendTec uses cookies to collect information regarding the advertisements SendTec delivers to Internet users and their interaction with these advertisements. SendTec uses this information to identify Internet users who have received SendTec's advertisements in the past and to monitor and prevent potentially fraudulent activity. In addition, SendTec's technology uses this information to monitor the performance of ongoing advertising campaigns and plan future campaigns.

         Some Internet commentators and privacy advocates have proposed limiting or eliminating the use of cookies and other Internet tracking technologies, and legislation has been introduced in some jurisdictions to regulate Internet tracking technologies. The European Union has already adopted a directive requiring that when cookies are used, the user must be informed and offered an opportunity to opt-out of the cookies' use. If there is a further reduction or limitation in the use of Internet tracking technologies such as cookies:

          o    SendTec may have to replace or re-engineer SendTec's tracking technology, which could require significant amounts of SendTec's time and resources, may not be completed in time to avoid losing clients or advertising inventory, and may not be commercially or technically feasible;

          o    SendTec may have to develop or acquire other technology to prevent fraud; and

          o    SendTec may become subject to costly and time-consuming
               litigation or investigations due to SendTec's use of cookie technology or other technologies designed to collect Internet usage information.

Any one or more of these occurrences could result in increased costs, require
SendTec to change its business practices or divert management's attention.

IF SENDTEC OR ITS ADVERTISER OR PUBLISHER CLIENTS FAIL TO COMPLY WITH
REGULATIONS GOVERNING CONSUMER PRIVACY, SENDTEC COULD FACE SUBSTANTIAL COSTS AND
SENDTEC'S BUSINESS COULD BE HARMED.

         SendTec's collection, maintenance and sharing of information regarding
Internet users could result in lawsuits or government inquiries. These actions may include those related to U.S. federal and state legislation or European
Union directives limiting the ability of companies like SendTec to collect, receive and use information regarding Internet users. Litigation and regulatory inquiries are often expensive and time-consuming and the outcome is uncertain.
Any involvement by SendTec in any of these matters could require SendTec to:

          o    spend significant amounts on SendTec's legal defense;

          o    divert the attention of senior management from other aspects of
               SendTec's business;

          o    defer or cancel new product launches as a result of these claims or proceedings; and

          o    make changes to SendTec's present and planned products or
               services.

         Further, SendTec cannot assure that its advertiser and publisher clients are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements. SendTec may be held liable if its clients use SendTec's technology or its data or SendTec

collects on their behalf in a manner that is not in compliance with applicable laws or regulations or its or their own stated privacy standards.

SENDTEC MAY BE LIABLE FOR CONTENT IN THE ADVERTISEMENTS IT DELIVERS FOR
SENDTEC'S CLIENTS.

         SendTec may be liable to third parties for content in the
advertisements they deliver if the artwork, text or other content involved violates copyrights, trademarks, or other intellectual property rights of third parties or if the content is defamatory. Although SendTec generally receives warranties from its advertisers that they have the right to use any copyrights, trademarks or other intellectual property included in an advertisement and are normally indemnified by the advertisers, a third party may still file a claim against SendTec. Any claims by third parties against SendTec could be time-consuming, could result in costly litigation and adverse judgments, and could require SendTec to change its business or practices.

MISAPPROPRIATION OF CONFIDENTIAL INFORMATION HELD BY SENDTEC COULD CAUSE SENDTEC
TO LOSE CLIENTS OR INCUR LIABILITY.

         SendTec retains highly confidential information on behalf of its clients in SendTec's systems and databases. Although SendTec maintains security features in its systems, SendTec's operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through SendTec's systems.
If confidential information is compromised, SendTec could be subject to lawsuits by the affected clients or Internet users, which could damage SendTec's reputation among its current and future potential clients, require significant expenditures of capital and other resources, and cause SendTec to lose business and revenues.

ADDITIONAL BUSINESS RISKS RELATING TO SENDTEC'S BUSINESS

SENDTEC GENERALLY DOES NOT HAVE LONG-TERM CONTRACTS WITH ITS CLIENTS.

         SendTec's clients typically hire SendTec on a project-by-project basis or on an annual contractual relationship. Moreover, SendTec's clients generally have the right to terminate their relationships with SendTec without penalty and with relatively short or no notice. Once a project is completed SendTec cannot assure that a client will engage SendTec for further services. From time to time, highly successful engagements have ended because SendTec's client was acquired and the new owners decided not to retain SendTec. A client that generates substantial revenue for SendTec in one period may not be a substantial source of revenue in a subsequent period. SendTec expects a relatively high level of client concentration to continue, but not necessarily involve the same clients from period to period. The termination of SendTec's business relationships with any of its significant clients, or a material reduction in the use of SendTec's services by any of their significant clients, could adversely affect SendTec's future financial performance.

IF SENDTEC FAILS TO MANAGE ITS GROWTH EFFECTIVELY, SENDTEC'S EXPENSES COULD
INCREASE AND SENDTEC'S MANAGEMENT'S TIME AND ATTENTION COULD BE DIVERTED.

         As SendTec continues to increase the scope of its operations, SendTec will need an effective planning and management process to implement their business plan successfully in the rapidly evolving Internet it is unable to manage its expanding operations effectively. SendTec plans to continue to expand its sales and marketing, customer support and research and development organizations. Past growth has placed, and any future growth will continue to place, a significant strain on SendTec's management systems and resources.
SendTec will likely need to continue to improve its financial and managerial controls and SendTec's reporting systems and procedures. In addition, SendTec will need to expand, train and manage its work force. SendTec's failure to manage its growth effectively could increase SendTec's expenses and divert management's time and attention.

         If we are unable to manage our growth or our operations, our financial results could be adversely affected.

IF SENDTEC FAILS TO ESTABLISH, MAINTAIN AND EXPAND ITS TECHNOLOGY BUSINESS, AND
MARKETING ALLIANCES AND PARTNERSHIPS, SENDTEC'S ABILITY TO GROW COULD BE
LIMITED.

         In order to grow SendTec's technology business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

         SendTec depends, and expects to continue to depend, on SendTec's business and marketing alliances, which are companies which they have written or oral agreements to work to provide services to work with SendTec's clients and to refer business from their clients and customers to SendTec. If companies with which SendTec has business and marketing alliances do not refer their clients and customers to SendTec to perform their online campaign and message management, SendTec's revenue and results of operations would be severely harmed.

                         RISKS RELATING TO OUR BUSINESS

IF WE ARE NOT ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGE CHARACTERISTIC
OF OUR INDUSTRY, OUR PRODUCTS AND SERVICES MAY NOT BE COMPETITIVE.

         The market for our services is characterized by rapid change in business models and technological infrastructure, and we need to constantly adapt to changing markets and technologies to provide competitive services. Our future success will depend, in part, upon our ability to develop our services for both our target market and for applications in new markets. We may not, however, be able to successfully do so, and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

OUR TECHNICAL SYSTEMS WILL BE VULNERABLE TO INTERRUPTION AND DAMAGE THAT MAY BE
COSTLY AND TIME-CONSUMING TO RESOLVE AND MAY HARM OUR BUSINESS AND REPUTATION.

         A natural or man-made disaster or other cause could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition, and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and
"hackers," and other similar events, and other unanticipated problems.

         We presently may not posses and may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, expose us to material risk of loss or litigation and liability, materially damage our reputation and our visitor traffic may decrease as a result. In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations, which could cause irreparable damage to our reputation or business. Similar industry-wide concerns or events could also damage our reputation or business. Our insurance, if obtained, may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

         If we fail to address these issues in a timely manner, we may lose the confidence of our merchant advertisers, our revenue may decline, and our business could suffer.

WE MAY RELY ON THIRD PARTY CO-LOCATION PROVIDERS, AND A FAILURE OF SERVICE BY
THESE PROVIDERS COULD ADVERSELY AFFECT OUR BUSINESS AND REPUTATION.

         We may rely upon third party co-location providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may

not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers that could recur. We also may rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors, and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

OUR RESULTS OF OPERATIONS MIGHT FLUCTUATE DUE TO CHANGES IN THE SEARCH ENGINE
BASED ALGORITHMS, WHICH COULD ADVERSELY AFFECT OUR REVENUE AND IN TURN THE
MARKET PRICE OF OUR COMMON STOCK.

         Our revenue will be heavily dependent on how search engines treat our content in their indexes. In the event search engines determine that our content is not high quality, such search engines may not rank our content as highly in their indexes resulting in a reduction in our traffic, which may cause lower than expected revenues. We are greatly dependent on a small number of major search engines, namely Google, Yahoo!, MSN, and AOL. Search engines tend to adjust their algorithms periodically and each adjustment tends to have an impact on how our content ranks in their indexes. These constant fluctuations could make it difficult for us to predict future revenues.

WE DEPEND ON THE GROWTH OF THE INTERNET AND INTERNET INFRASTRUCTURE FOR OUR
FUTURE GROWTH AND ANY DECREASE OR LESS THAN ANTICIPATED GROWTH IN INTERNET USAGE
COULD ADVERSELY AFFECT OUR BUSINESS PROSPECTS.

         Our future revenue and profits, if any, depend upon the continued
widespread use of the Internet as an effective commercial and business medium.
Factors that could reduce the widespread use of the Internet include:

          o    possible disruptions or other damage to the Internet or
               telecommunications infrastructure;

          o    failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential, overloading and delayed response times;

          o    a decision by merchant advertisers to spend more of their
               marketing dollars in offline areas;

          o    increased governmental regulation and taxation; and

          o    actual or perceived lack of security or privacy protection.

         In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce. In order for the online commerce market to develop successfully, we, and other market participants, must be able to transmit confidential information, including credit card information, securely over public networks. Any decrease or less than anticipated growth in
Internet usage could have a material adverse effect on our business prospects.

WE ARE EXPOSED TO RISKS ASSOCIATED WITH CREDIT CARD FRAUD AND CREDIT PAYMENT,
AND WE MAY SUFFER LOSSES AS A RESULT OF FRAUDULENT DATA OR PAYMENT FAILURE BY
MERCHANT ADVERTISERS.

         We may suffer losses as a result of payments made with fraudulent credit card data. Our failure to adequately control fraudulent credit card transactions could reduce any gross profit margin. In addition, under limited circumstances, we extend significant amounts of credit to clients and merchant advertisers who may default on their accounts payable to us.

GOVERNMENT REGULATION OF THE INTERNET MAY ADVERSELY AFFECT OUR BUSINESS AND
OPERATING RESULTS.

         We may be subject to additional operating restrictions and regulations in the future. Companies engaging in online search, commerce, and related businesses face uncertainty related to future government regulation of the
Internet. Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet. Furthermore, the application of

existing laws and regulations to Internet companies remains somewhat unclear.
Our business and operating results may be negatively affected by new laws, and such existing or new regulations may expose us to substantial compliance costs and liabilities and may impede the growth in use of the Internet.

         The application of these statutes and others to the Internet search industry is not entirely settled. Further, several existing and proposed federal laws could have an impact on our business:

          o    The Digital Millennium Copyright Act and its related safe
               harbors, are intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights or other rights of others.

          o    The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and
               penalties on the transmission of unsolicited commercial
               electronic mail via the Internet.

         With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the
Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances. For example, it is possible that courts could find strict liability or impose "know your customer" standards of conduct in certain circumstances in which case we could be liable for actions by others.

         We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws that could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

FUTURE REGULATION OF SEARCH ENGINES MAY ADVERSELY AFFECT THE COMMERCIAL UTILITY
OF OUR SEARCH MARKETING SERVICES.

         The Federal Trade Commission ("FTC") has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to
Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures, if ultimately mandated by the FTC or voluntarily made by us, may reduce the desirability of any paid placement and paid inclusion services that we offer. We believe that some users may conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and "click-throughs" of our paid search results decrease, the commercial utility of our search marketing services could be adversely affected.

GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES RELATING TO THE INTERNET AND
ONLINE COMMERCE COULD NEGATIVELY IMPACT OUR INTERNET BUSINESS.

         Online commerce is relatively new and rapidly changing, and federal and state regulations relating to the Internet and online commerce are evolving.
Currently, there are few laws or regulations directly applicable to the Internet or online commerce on the Internet, and the laws governing the Internet that exist remain largely unsettled. New Internet laws and regulations could dampen growth in use and acceptance of the Internet for commerce. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity, and personal privacy is uncertain. The vast majority of those laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not expressly contemplate or address the unique issues presented by the
Internet and related technologies. Further, growth and

development of online commerce have prompted calls for more stringent consumer protection laws, both in the U.S. and abroad. The adoption or modification of laws or regulations applicable to the Internet could have a material adverse effect on our Internet business operations. We also will be subject to regulation not specifically related to the Internet, including laws affecting direct marketers and advertisers.

         In addition, in 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce. This moratorium was recently extended until November 1, 2007. We cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium. If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease our ability to compete with traditional retailers and could have a material adverse effect on our business, financial condition, results of operations, and cash flow.

         In addition, several telecommunications carriers have requested that the Federal Communications Commission ("FCC") regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the
Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our Internet business operations.

WE MAY INCUR LIABILITIES FOR THE ACTIVITIES OF USERS OF OUR SERVICE, WHICH COULD
ADVERSELY AFFECT OUR SERVICE OFFERINGS.

         The law relating to the liability of providers of online services for activities of their users and for the content of their merchant advertiser listings and other postings or usage (such as our social networking community
Friendsand.com) is currently unsettled and could damage our business, financial condition, and operating results. Our insurance policies may not provide coverage for liability arising out of activities of our users or merchant advertisers for the content of our listings or other services (such as our social networking community Friendsand.com). Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers or other users of our services or for the content of our or their listings or posting therein. Our potential liability for unlawful activities of users of our services or for the content of our or their listings or postings therein could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings.

IF WE DO NOT MAINTAIN AND GROW A CRITICAL MASS OF MERCHANT ADVERTISERS, OUR
OPERATING RESULTS COULD BE ADVERSELY AFFECTED.

         Our success depends, in part, on our and any additional acquired business's maintenance and growth of a critical mass of merchant advertisers and a continued interest in our and any additional acquired business's performance-based advertising and search marketing services. If, through our or any additional acquired business, we are unable to achieve a growing base of merchant advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers.
Any decline in the number of merchant advertisers could adversely affect our operating results generally.

WE ARE DEPENDENT UPON SEVERAL OF THE MAJOR SEARCH ENGINES TO CONTINUE TO PROVIDE
US TRAFFIC THAT MERCHANT ADVERTISERS DEEM TO BE OF VALUE, AND IF THEY DO NOT, IT
COULD HAVE A MATERIAL ADVERSE EFFECT ON THE VALUE OF OUR SERVICES.

         We are dependent upon several of the major Internet search engines namely Google, Yahoo!, MSN and AOL to provide traffic that merchant advertisers deem to be of value. We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we deliver. We review factors such as non-human processes, including robots, spiders, scripts
(or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships.
Low-quality traffic (or traffic that is

deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers or any additional acquired business.

WE MAY BE SUBJECT TO LITIGATION FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS
OF OTHERS.

         Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others. There can be no guarantee that any of our intellectual property will be adequately safeguarded, or that it will not be challenged by third parties. We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

         Any additional patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

WE MAY BE INVOLVED IN LAWSUITS TO PROTECT OR ENFORCE ANY PATENTS THAT WE
CURRENTLY HOLD OR MAY BE GRANTED, WHICH COULD BE EXPENSIVE AND TIME CONSUMING.

         We may initiate patent litigation against third parties to protect or enforce our patent rights, although we presently do not own any patents, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

         Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation. If securities analysts or investors perceive these results to be negative, they could have an adverse effect on the trading price of our Common Stock.

RISKS RELATING TO OUR COMMON STOCK

EFFECT OF OUTSTANDING WARRANTS, OPTIONS AND CONVERTIBLE DEBENTURES

         Currently, we have outstanding warrants and options exercisable into an aggregate of 20,115,214 shares of Common Stock and outstanding Debentures convertible into 23,300,000 shares of Common Stock and an additional 5,852,000 shares if the Debenture holders exercise their right to purchase additional
Debentures. The exercise or conversion of all of such outstanding warrants, options or Debentures would dilute the then-existing stockholders' percentage ownership of our Common Stock, and any sales in the public market of the Common
Stock underlying such securities could adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which we would be able to obtain additional equity capital could be adversely affected since the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided by such securities.

APPLICABLE SEC RULES GOVERNING THE TRADING OF "PENNY STOCKS" LIMITS THE TRADING
AND LIQUIDITY OF OUR COMMON STOCK.

         Our Common Stock is quoted on the OTC Bulletin Board, and currently trades, and may continue to trade below $5.00 per share. Therefore, the Common
Stock is considered a "penny stock" and subject to SEC rules and regulations that impose limitations upon the manner in which such shares may be publicly traded. These regulations

require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.
Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our Common Stock and reducing the liquidity of an investment in our Common Stock.

THE MARKET PRICE OF OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE AND SUBJECT
TO WIDE FLUCTUATIONS.

         The market price of our Common Stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, including:

          o    announcements of new products or services by our competitors;

          o    fluctuations in revenue attributable to changes in the search engine based algorithms that rank the relevance of our content;

          o    quarterly variations in our revenues and operating expenses;

          o    announcements of technological innovations or new products or services by us; and

          o    sales of our Common Stock by our founders or other selling stockholders.

OUR OPERATING RESULTS MAY FLUCTUATE SIGNIFICANTLY, AND THESE FLUCTUATIONS MAY
CAUSE OUR COMMON STOCK PRICE TO FALL.

         Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses. If our results of operations do not meet the expectations of current or potential stockholders, the price of our Common Stock may decline.

THERE MAY BE A LIMITED PUBLIC MARKET FOR SHARES OF OUR COMMON STOCK, WHICH MAY
MAKE IT DIFFICULT FOR STOCKHOLDER TO SELL THEIR SHARES.

         An active public market for shares of our Common Stock may not develop, or if one should develop, it may not be sustained. Therefore, stockholders may not be able to find purchasers for their shares of Common Stock.

OUR COMMON STOCK IS CONTROLLED BY INSIDERS.

         Paul Soltoff, Eric Obeck and Donald Gould, who are officers of our
Company, collectively own in excess of 20% of the outstanding shares of our
Common Stock. Such concentrated control may adversely affect the price of our
Common Stock. These principal stockholders may be able to control matters requiring approval by our stockholders, including the election of directors.
Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of Common Stock in the event we were to have an opportunity to merge with a third party or enter into different transactions which require stockholder approval. In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire control.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE.

         We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of the Debentures prohibit the payment of dividend. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be a party to at the time. Accordingly, stockholders must rely on sales of their Common Stock after price appreciation, which may never occur, as the only way to realize a return on their investment. The Debentures restrict our ability to pay dividends to our stockholders.

                           FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains forward-looking statements
(as defined in Section 27A of the Securities Act and Section 21E of the
Securities Exchange Act of 1934 (the "Exchange Act"). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as "expects," "plans" "will," "may,"
"anticipates," believes," "should," "intends," "estimates," and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements.
Such risks and uncertainties include, without limitation, risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, the effectiveness, profitability, and marketability of such products, the ability to protect proprietary information, the impact of current, pending, or future legislation and regulation on the electronic marketing industry, the impact of competitive products or pricing, technological changes, the effect of general economic and business conditions and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

         We also use market data and industry forecasts and projections throughout this Report, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers' experience in the industry, and the projected amounts may not be achieved. Similarly, although we believe that the surveys and market research others have performed are reliable, we have not independently verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

ITEM 7. FINANCIAL STATEMENTS.

         See the Company's Financial Statements beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.

         Not Applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and
Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

         We carry out a variety of on-going procedures, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal

executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of
December 31, 2005.

         There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B. OTHER INFORMATION.

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

         Our directors and executive officers as of the date of this report are as follows:

                                YEAR
                                BECAME A    PRINCIPAL OCCUPATION FOR THE PAST FIVE YEARS AND CURRENT PUBLIC
        NAME             AGE    DIRECTOR    DIRECTORSHIPS

Paul Soltoff             51        2005     CHIEF EXECUTIVE OFFICER AND DIRECTOR OF THE COMPANY SINCE FEBRUARY 2006.
                                            Chief Executive Officer of STAC since February 2006 and Chairman of the
                                            Board and Chief Executive Officer of SendTec since its inception in
                                            February 2000.  Mr. Soltoff is a director of Health Benefits Direct
                                            Corporation, an online insurance marketplace that enables consumers to shop online for individual health and life insurance and obtain insurance company-sponsored quotes for such coverage.

Eric Obeck               41         -       PRESIDENT OF THE COMPANY SINCE FEBRUARY 2006.  President of STAC since
                                            February 2006 and President of
                                            SendTec since July 2003. Chief
                                            Operating Officer of SendTec from
                                            August 2000 through June 2003.

Donald Gould             42         -       CHIEF FINANCIAL OFFICER OF THE COMPANY SINCE FEBRUARY 2006.  Chief
                                            Financial Officer of STAC since February 2006 and of SendTec since 2000.

Michael Brauser          50        2005     CHAIRMAN OF THE BOARD OF DIRECTORS OF THE COMPANY SINCE OCTOBER 2005.
                                            Founder, President and CEO of Marlin Capital Partners, a private investment company, since 2003.  President and Chief Executive Officer of Naviant,
                                            Inc. (eDirect, Inc), an internet marketing company, from 1999 through
                                            2002.  Director and Founder of Seisint Inc. (eData.com, Inc), from 1999 through 2003.

Shawn McNamara           40         -       PRINCIPAL EXECUTIVE OFFICER AND SENIOR VICE PRESIDENT OF THE COMPANY SINCE
                                            NOVEMBER 2005.  Interim Chief Executive Officer from November 2005 through the present.  From 2004 to October 2005, Mr. McNamara was President of
                                            Marketlink, Inc., an internet marketing company.  From 2001 to 2003, Mr.
                                            McNamara was President of Optinic.com, an internet marketing company.  From
                                            1998 through 2001, Mr. McNamara was President and COO for worldwideweb.com, a publicly-traded company and an internet marketing company.

Adam C. Wasserman        41         -       PRINCIPAL FINANCIAL OFFICER OF THE COMPANY SINCE AUGUST 2005.  Interim
                                            Chief Financial Officer since August 2005, Chief Executive Officer of CFO
                                            Oncall, Inc., a provider of consultant accounting services specializing in
                                            SEC financial reporting, outsourced chief financial officer services, audit preparation service, accounting, automated systems, and internal controls, since November 1999.

         Each director holds office until the next annual meeting of stockholders or until his or her successor has been duly elected and qualified.
Executive officers are elected annually and serve at the discretion of our
Board.

         The Company's purchase of SendTec's assets was financed by the issuance of Debentures to several holders including LB I Group Inc., which is an affiliated entity of Lehman Brothers Holdings Inc. and Lehman Brothers Inc. In
conjunction with this issuance, on October 31, 2005, effective upon the
Consolidation, the Company, Lehman Brothers Inc. and LB I Group Inc. entered into a letter agreement (the "Director Agreement"), pursuant to which the parties agreed to certain matters relating to the composition of the Company's
Board of Directors and its independent registered public accounting firm. For a further description of this Director Agreement, see "Item 12- Certain
Relationships and Related Transactions".

         There are no family relationships between any of our directors or executive officers.

AUDIT COMMITTEE

         Our Board of Directors has determined that Michael Brauser is the financial expert serving on our Audit Committee and as of December 31, 2005 was
independent as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the
Exchange Act.

CODE OF ETHICS

         We adopted a Code of Ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer. A copy of such Code of Ethics is attached as Exhibit 14 to the Company's Current
Report on Form 8-K dated July 13, 2005.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         On December 30, 2005 the Company became subject to Section 16(a) of the
Exchange Act, which requires executive officers and directors, and persons who beneficially own more than ten percent of the common stock of a company with a class of securities registered under the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the Securities and
Exchange Commission. MHB Trust, a Cook Island Trust, which the Company believes is a more than ten percent owner of the Company's Common Stock, has not currently filed a Form 3 stating such ownership percentage. The MHB Trust was established during 2005 by our Chairman of the Board Michael Brauser, as settler.

ITEM 10. EXECUTIVE COMPENSATION.

                           Summary Compensation Table

         The following table sets forth information for the three most recently completed fiscal years concerning the compensation of (i) the Chief Executive
Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended December 31, 2005 (the "Named
Executive Officers"). Such information excludes for the periods stated all compensation and awards to any STAC officers and directors inasmuch as the date of the consolidation was in February 2006.

                                                                                       Long Term Compensation
                                                                     ------------------------------------------------------
                                             Annual Compensation                          Securities
                                             --------------------        Restricted       Underlying          All Other
                                                           Salary      Stock Award(s)       Options          Compensation
      Name and Principal Position             Year           ($)             ($)              (#)               ($)(3)
---------------------------------------       ----         ------      -------------      ----------         -------------

Shawn McNamara                                2005         40,502          10,000           100,000               0
(Principal Executive Officer from             2004           0                0                0                  0
November 16, 2005 through present)            2003           0                0                0                  0

Adam Wasserman                                2005         40,610             0                0                  0
(Principal Financial Officer from             2004           0                0                0                  0
August 9, 2005 through present)               2003           0                0                0                  0

Danielle Karp(1)(2)                           2005         68,270             0             100,000               0
(President from June 13, 2005 through         2004         64,214             0                0                  0
February 3, 2006)                             2003           0                0                0                  0

Ohad Jehassi(2)                               2005         82,958          80,000           100,000               0
(COO from July 13, 2005)                      2004           0                0                0                  0
                                              2003           0                0                0                  0

Mandee Heller Adler(2)                        2005         73,077          100,000          100,000               0
(CEO from June 21, 2005 through               2004           0                0                0                  0
November 11, 2005)                            2003           0                0                0                  0

Scott Young(2)                                2005           0                0                0                  0
(President and CFO from inception             2004           0                0                0                  0
through June 13, 2005)                        2003           0                0                0                  0

-------------

(1)      The  Company was formed in May 2005. Amounts for periods prior to
         2005 reflect compensation received from an entity that sold its assets to the Company.

(2)      Former officer and/or director of the Company.

(3)      As to Named Executive Officers, perquisites and other personal benefits, securities, or property received by each Named Executive
         Officer did not exceed the lesser of $50,000 or 10% of such Named
         Executive Officer's annual salary and bonus.

OPTION GRANTS TABLE FOR FISCAL 2005

         The following table contains information concerning the grant of stock options to our executive officers during the fiscal year. No stock appreciation rights were granted during the year.

                                Number of
                               Securities             Percent of Total
                               Underlying           Options/SARs Granted       Exercise Or
                              Options/SARs         to Employees in Fiscal       Base Price
Name                           Granted (#)               Year(%)(1)               ($/Sh)        Expiration Date
------------------------   --------------------    ------------------------    -------------    ----------------------

Shawn McNamara                   100,000                     5.9                   3.85         November 30, 2010

Adam Wasserman                      0                         0                     0           None

Danielle Karp                    100,000                     5.9                   3.85         July 13, 2015

Ohad Jehassi                     100,000                     5.9                   3.85         July 13, 2015

Mandee Heller Adler              100,000                     5.9                   3.85         July 13, 2015

Scott Young                         0                         0                     0           None

-----------------
(1)      Based on number of options granted and not forfeited as of December 31,
         2005. Does not include options granted to the Company's non-employee
         Chairman of the Board of Directors.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         The following table sets forth information regarding the exercise of stock options during the last fiscal year by the named officers in the Summary
Compensation Table above and the fiscal year-end value of unexercised options.

                            Number of Securities
                           Underlying Unexercised       Value Of Unexercised
                           Options/SARs At FY-End     In-The-Money Options/SARs
                              (#) Exercisable/            At FY-End ($) (1)
Name                           Unexercisable          Exercisable/Unexercisable
------------------------  -------------------------  ---------------------------
Shawn McNamara                   0/100,000                      0/0

Adam Wasserman                      0/0                         0/0

Danielle Karp                    0/100,000                      0/0

Ohad Jehassi                     0/100,000                      0/0

Mandee Heller Adler              0/100,000                      0/0

Scott Young                         0/0                         0/0

EQUITY COMPENSATION PLAN INFORMATION

2005 Incentive Stock Plan

         An aggregate of 3,300,000 shares of Common Stock have been reserved for issuance under the 2005 Incentive Plan. The purpose of the 2005 Incentive Plan is to provide an incentive to retain in the employ and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience, and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in our development and financial success. Under the 2005 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section
422 of the Code, non-qualified stock options, and restricted stock. The 2005
Incentive Plan is

administered by the Board or a compensation committee designated be the Board of at least two directors (the "Compensation Committee").

         Options and restricted Common Stock granted under the 2005 Incentive
Plan have a maximum term of ten years. Unless otherwise determined by the Board or Compensation Committee at the time of grant, options will be subject to a vesting period of three years. Upon a change in control, the vesting and exercisability of outstanding options and vesting of outstanding restricted common stock may accelerate. The 2005 Incentive Plan permits "cashless exercise"
of outstanding options. As of the date of this Annual Report on Form 10-KSB, options to purchase 2,948,500 shares of Common Stock (intended to qualify as incentive stock options) and 282,100 shares of restricted Common Stock have been granted under the 2005 Incentive Plan.

Directors' Plan

         The Directors Plan provides for the grant of non-qualified stock options to non-employee directors of the Company and its subsidiaries. 2,000,000 shares of common stock have been reserved for issuance under the Directors Plan, provided that awards to the Chairman of the Board are limited to 1,000,000 shares. The Directors Plan provides that each non-employee director who is newly-elected or appointed Chairman of the Board shall receive an option to purchase 1,000,000 shares of common stock exercisable on the six-month anniversary of the approval of the Directors Plan by the stockholders, each newly elected or appointed non-employee director (other than the Chairman) shall be granted an option to purchase 50,000 shares of common stock, exercisable as to 50% of such shares on the date which is one year from the date of grant and
50% on the date which is two years from the date of grant. The Directors Plan permits "cashless exercise" of outstanding options. In addition, each non-employee director shall be granted an option to purchase 50,000 shares of common stock on the second anniversary of such director's initial election or appointment, exercisable as to 50% on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. All such options shall be exercisable at the fair market value on the date of grant. As of the date of this Annual Report on Form 10-KSB, 1,000,000 options to purchase
Common Stock were granted to the Company's former Chairman of the Board.

2006 Incentive Stock Plan

         The 2006 Incentive Plan was adopted by the Board of Directors on March
3, 2006 and is still subject to approval by stockholders. An aggregate of
2,700,000 shares of Common Stock have been reserved for issuance under the 2006
Incentive Plan. The purpose of the 2006 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors, and employees of the Company, persons of training, experience, and ability, to attract new directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2006 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section
422 of the Code, non-qualified stock options, and restricted stock. The 2006
Incentive Plan permits "cashless exercise" of outstanding options. The maximum number of shares of Common Stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed
1,000,000 shares in order to qualify as performance-based compensation under
Section 162(m) of the Internal Revenue Code. The 2006 Incentive Plan is
currently administered by the Board of Directors or a Committee of the Board of
Directors. As of March 13, 2005, no shares of Common Stock have been issued under the 2006 Incentive Plan and no options to purchase shares of Common Stock were outstanding.

EMPLOYMENT AGREEMENTS

         Paul Soltoff became Chief Executive Officer of STAC pursuant to an
Employment Agreement dated October 31, 2005 and of the Company on February 3,
2006. The Agreement provides that Mr. Soltoff will serve as Chief Executive
Officer for an initial five year term, which will be renewed for additional one year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $400,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled pursuant to an incentive compensation or bonus program.

         Donald Gould became Chief Financial Officer of STAC pursuant to an
Employment Agreement dated October 31, 2005 and of the Company on February 3,
2006. The Agreement provides that Mr. Gould will serve as

Chief Financial Officer for an initial five year term, which will be renewed for additional one year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than
$225,000, as well as such incentive compensation and bonuses as the board of directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

         Eric Obeck became President of STAC pursuant to an Employment Agreement dated October 31, 2005 and of the Company on February 3, 2006. The Agreement
provides that Mr. Obeck will serve as President for an initial five year term, which will be renewed for additional one year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $325,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

         Shawn McNamara became Vice President of the Company pursuant to an
Employment Agreement dated November 30, 2005. The Agreement provides that Mr.
McNamara will serve as the Vice President for an initial one-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The agreement provides for a signing bonus of
$30,000 and an annual base salary of $180,000. In addition, pursuant to the agreement, Mr. McNamara received five-year options to purchase 100,000 shares of the Company's Common Stock, exercisable at $3.85 per share, subject to exercise upon his continued employment as to one third (1/3) of such shares on each of the six month, first, and second year anniversaries of the date of grant. Mr.
McNamara also received 10,000 shares of unregistered Common Stock.

COMPENSATION OF DIRECTORS

         Each non-employee director who is newly elected or appointed Chairman of the Board is granted an option to purchase up to 1,000,000 shares of Common
Stock. Each person (other than the Chairman) who is newly elected or appointed as a non-employee director is granted an option to purchase fifty thousand shares of Common Stock. Each person who remains a non-employee director for a period of two consecutive years following the date of initial election or appointment is granted an option to purchase fifty thousand (50,000) shares of
Common Stock.

         In addition, the current Chairman of the Board of Directors received a
$200,000 payment in connection with his services and a $100,000 expense reimbursement in connection with the closing of the SendTec Acquisition.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS.

         The information regarding beneficial ownership of our Common Stock has been presented in accordance with the rules of the SEC. Under these rules, a person or entity may be deemed to beneficially own any shares as to which such person or entity, directly or indirectly, has or shares voting power or investment power, or has the right to acquire voting or investment power within
60 days through the exercise of any stock option or other right. The percentage of beneficial ownership as to any person as of a particular date is calculated by dividing (a) (i) the number of shares beneficially owned by such person, plus
(ii) the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by (b) the total number of shares outstanding as of such date, plus any shares that such person has the right to acquire from us within 60 days. Including those shares in the tables does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Based solely upon information available to us, the following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 13, 2006 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and
Named Executive Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:

    Name and Address of                        Number of Shares             Percentage Beneficially
    Beneficial Owner(1)                       Beneficially Owned                     Owned
------------------------------------          ------------------            ------------------------

Paul Soltoff                                      3,341,276(2)                        8.2%
Donald Gould                                      2,248,013(3)                        5.5%
Eric Obeck                                        2,788,487(4)                        6.8%
Michael Brauser                                     100,000(5)                        *
LB I Group Inc.                                   3,034,795(6)                        7.3%
MHB Trust                                         5,392,500(7)                       12.4%
Leslie T. Altavilla Revocable Trust               3,200,000(8)                        7.9%
Shawn McNamara                                       43,334(9)                        *
Adam Wasserman                                            0                           0
Danielle Karp                                       100,000(10)                       *
Ohad Jehassi                                        125,000(11)                       *
Mandee Heller Adler                                 200,000(12)                       *
Scott Young                                               0                           0

------------
* Represents less than 1%.

(1)  Unless otherwise indicated, the address of each stockholder listed above is
     c/o the executive offices of Relationserve

2)   Based on a Schedule 13D filed on March 1, 2006. Mr. Soltoff's business address is c/o SendTec Acquisition Corp., 877 Executive Center Drive West,
     Suite 300, St. Petersburg, Florida 33702.

(3)  Based on a Schedule 13D filed on March 1, 2006. Mr. Gould's business address is c/o SendTec Acquisition Corp., 877 Executive Center Drive West,
     Suite 300, St. Petersburg, Florida 33702.

(4)  Based on a Schedule 13D filed on March 1, 2006. Mr. Obeck's business address is c/o SendTec Acquisition Corp., 877 Executive Center Drive West,
     Suite 300, St. Petersburg, Florida 33702.

(5)  Consists of presently exercisable warrants to purchase 100,000 shares of
     Common Stock held by DIG Investment Trust, an entity in which the wife of
     Mr. Brauser is the trustee of a trust for the benefit of their children.
     Mr. Brauser disclaims beneficial ownership of the warrants and the shares of Common Stock underlying the warrants.

(6)  Based on a Schedule 13G filed on February 15, 2006, LB I Group Inc.
     beneficially owns 3,034,795 shares of Common Stock. Such shares include a warrant to purchase 1,037,985 shares of Common Stock exercisable within 60 days. Lehman Brothers Inc. is the parent company of LB I Group. Lehman
     Brothers Holdings Inc., a public reporting company, is the parent company of Lehman Brothers Inc. The address for LB I Group is c/o Lehman Brothers
     Inc., 399 Park Avenue, New York, New York 10022, Attn: Eric Salzman and
     Will Yelsits. Lehman Brothers Inc. is a registered broker-dealer.

(7)  Includes immediately exercisable warrant to purchase 2,792,500 shares of
     Common Stock. MHB Trust's address is c/o Southpac Trust Limited, ANZ House,
     Main Road, Avara, Raratongo, Cook Islands. Mr. Brauser disclaims beneficial ownership of any shares of Common Stock or Warrants owned MHB Trust.

(8)  The business address for the trust is 14300 Clay Terrace Blvd., Ste. 269,
     Carmel, IN 46037.

(9)  Consists of an option to purchase 33,334 shares of Common Stock exercisable within 60 days and 10,000 shares of restricted Common Stock granted under the 2005 Plan. Such restrictions lapse as to 1/3 of such shares on the six month, one year and two year anniversaries of the date of grant.

(10) Consists of immediately exercisable option to purchase 100,000 shares of
     Common Stock.

(11) Consists of an immediately exercisable option to purchase 25,000 shares of
     Common Stock and 80,000 shares of restricted Common Stock granted under the
     2005 Plan.

(12) Includes immediately exercisable option to purchase 100,000 shares of
     Common Stock granted under the 2005 Incentive Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company's purchase of SendTec's assets was financed by the issuance of $34.95 million of Senior Secured Convertible Debentures due October 30, 2009
of STAC. The Debentures are convertible into shares of Company Common Stock.
Among the purchasers of the Debentures was LB I Group Inc., which is currently a
5% stockholder of the Company. LB I Group Inc. may be deemed an affiliate of
Lehman Brothers Holdings Inc. and Lehman Brothers Inc. In conjunction with the initial issuance of the Debentures on October 31, 2005, effective upon the
Consolidation, the Company, Lehman Brothers, Inc. and LB I Group Inc. entered into a letter agreement pursuant to which the parties agreed to certain matters relating to the Company's Board of Directors and its independent registered public accounting firm including: (i) the Company's Board of Directors may not exceed six members, (ii) at Lehman's request, the Company must use its best efforts to cause all then members of the Board of Directors to resign other than
Mandee Heller Adler and cause the election of Michael Brauser and Paul Soltoff as members of the Board of Directors, (iii) at the request of Lehman, the
Company must use its best efforts to prevent the election of any member of the
Board of Directors to which Lehman reasonably and timely objects, (iv) Lehman has the right to designate a member of the Board of Directors and the Company must use its best efforts to cause such person's election to the Board of
Directors, (v) Lehman has the right to designate a representative to attend all meetings of the Board of Directors in a nonvoting observer capacity and, in this respect, the Company must give such representative copies of all notices, minutes, consents and all other materials that it provides to the directors and
(vi) the Company's independent registered public accounting firm must be reasonably acceptable to Lehman. On February 3, 2006, Lehman advised the Company that it did not currently intend to exercise its right to designate a member of the Board of Directors.

         On October 31, 2005, the Company and STAC entered into certain agreements with members of STAC management including Paul Soltoff, Donald Gould, and Eric Obeck. On February 2, 2006, members of STAC management received
9,506,380 shares of Company Common Stock (9.5% of the outstanding shares of STAC
Common Stock giving effect to the conversion as of October 31, 2005 of all
Debentures) in a transaction intended to be a tax-free reorganization for all ownership interests held in STAC by such persons.

         The current Chairman of the Board of Directors received a $200,000 payment in connection with his services and a $100,000 expense reimbursement in connection with the closing of the SendTec transaction.

         The Company has an arrangement with CFO OnCall, Inc. pursuant to which
Adam C. Wasserman serves as the principal financial officer of the Company.

ITEM 13.          EXHIBITS

Exhibit
Number             Description
--------           -----------

    2.1            Agreement and Plan of Merger of RelationServe Media, Inc. (Nevada) with and into RelationServe
                   Media, Inc. (Delaware) dated August 29, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on September 2, 2005)

    2.2            Agreement of Merger and Plan of Reorganization among Chubasco Resources Corp., Reland Acquisition,
                   Inc. and RelationServe, Inc. dated June 10, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005)

    3.1            Amended and Restated Certificate of Incorporation of RelationServe, Inc. dated August 29, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed

Exhibit
Number             Description
--------           -----------

                   with the Commission on September 2, 2005)

    3.2            Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to
                   Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the Commission on September 2,
                   2005)

    3.3            Amendment to Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on
                   December 5, 2005)

    4.1            Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $0.01 per share (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form
                   8-K filed with the Commission on February 9, 2006)

    4.2            Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $3.50 per share (incorporated herein by reference to Exhibit 4.2 to the Company's Current Report on Form
                   8-K filed with the Commission on June 30, 2005)

    4.3            Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $2.00 per share *

    4.4            Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $0.25
                   (incorporated herein by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K filed with the Commission on June 16, 2005)

    4.5            Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.15 to the Company's
                   Quarterly Report on Form 10-QSB filed with the Commission on August 15, 2005)

    4.6            Form of Option Certificate (incorporated herein by reference to Exhibit 10.14 to the Company's
                   Quarterly Report on Form 10-QSB filed with the Commission on August 15, 2005)

   10.01           Asset Purchase Agreement by and among RelationServe Access, Inc., Omni Point Marketing, LLC, Cobalt
                   Holdings, LLC and McCall and Estes Advertising, Inc. dated May 12, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on
                   June 16, 2005)

   10.02           Agreement and Plan of Merger between Friends Acquisition, Inc. and Friendsand LLC dated May 13,
                   2005 (incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K
                   filed with the Commission on June 16, 2005)

   10.03           Asset Purchase Agreement by and between RelationServe Media Inc., theglobe.com, inc., and SendTec,
                   Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form
                   8-K/A filed with the Commission on August 18, 2005)

   10.04           Amendment No. 1 to Asset Purchase Agreement by and between RelationServe Media Inc., theglobe.com, inc., and SendTec, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current
                   Report on Form 8-K filed with the Commission on August 24, 2005)

   10.05           Holdback Escrow Agreement by and among RelationServe Media, Inc., theglobe.com., SendTec, Inc. and
                   Olshan Grundman Frome Rosenzweig & Wolosky LLP, dated August 9, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

Exhibit
Number             Description
--------           -----------

   10.06           Securities Purchase Agreement dated as of October 31, 2005, among SendTec Acquisition Corp.,
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

   10.07           Form of Senior Secured Convertible Debenture dated as of October 31, 2005, among SendTec
                   Acquisition Corp., RelationServe Media, Inc., purchaser, and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Purchasers (incorporated herein by reference to
                   Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the Commission on November 7,
                   2005)

   10.08           SendTec Acquisition Corp. Security Agreement (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

   10.09           Guarantor Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its
                   capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on
                   February 9, 2006)

   10.10           Copyright Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its
                   capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on
                   February 9, 2006)

   10.11           Patent Security Agreement, dated February 3, 2006 among the Grantors and Christiana Corporate
                   Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006
                   (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on February 9, 2006)

   10.12           Trademark Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its
                   capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed with the Commission on
                   February 9, 2006)

   10.13           General Continuing Guaranty among the Guarantors in favor of the Holders and Christiana Corporate
                   Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006
                   (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed with the Commission on February 9, 2006)

   10.14           Securities Exchange Agreement by and among the Company and STAC Management, dated February 3, 2006
                   (incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed with the Commission on February 9, 2006)

   10.15           Employment Agreement for Paul Soltoff, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed with the Commission on February
                   9, 2006)

   10.16           Employment Agreement for Eric Obeck, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed with the Commission

Exhibit
Number             Description
--------           -----------

                   on February 9, 2006)

   10.17           Employment Agreement for Donald Gould, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed with the Commission on February
                   9, 2006)

   10.18           Employment Agreement between RelationServe Media, Inc. and Ohad Jehassi, dated July 13, 2005
                   (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2005)

   10.19           Employment Agreement between RelationServe Media, Inc. and Shawn McNamara, dated November 30, 2005
                   (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on December 5, 2006)

   10.20           Letter Agreement by and between the Company and LB I Group Inc., dated October 31, 2005
                   (incorporated herein by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K
                   filed with the Commission on February 9, 2006)

   10.21           Covenant Agreement among SendTec Acquisition Corp., the Company and the Purchasers, dated February
                   3, 2006*

   10.22           Release and Employment Severance Agreement between RelationServe Media, Inc. and Mandee Heller
                   Adler dated November 11, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's
                   Current Report on Form 8-K filed with the Commission on November 17, 2005)

   10.23           Severance Agreement by and between the Company and Danielle Karp, effective February 3, 2006
                   (incorporated herein by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K
                   filed with the Commission on February 9, 2006)

   10.24           Non-Competition and Non-Solicitation Agreement by and between the Company and the Hirsch
                   Affiliates, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.10 to the
                   Company's Current Report on Form 8-K filed with the Commission on February 9, 2006)

   10.25           Mutual General Release by and between the Company and the Hirsch Affiliates, dated February 3, 2006
                   (incorporated herein by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K
                   filed with the Commission on February 9, 2006)

   10.26           Stock Purchase Agreement by and between the Company and Sunrise Equity Partners, L.P., dated
                   February 3, 2006 (incorporated herein by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed with the Commission on February 9, 2006)

   10.27           Registration Rights Agreement among the Company and the Purchasers, dated February 3, 2006
                   (incorporated herein by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed with the Commission on February 9, 2006)

   10.28           Waiver and Amended and Restated Registration Rights Agreement between RelationServe Media, Inc. and certain subscribers to RelationServe Media Inc.'s common stock and warrants Subscribers to the
                   RelationServe Media Inc.'s common stock and warrants (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

Exhibit
Number             Description
--------           -----------

   10.29           Consulting Agreement between Elite Card Services, Inc. and the Company, dated November 30, 2005
                   (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on December 5, 2005)

   10.30           Form of Registration Rights Agreement between RelationServe Media, Inc. and Subscribers to the
                   RelationServe Media Inc.'s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K/A filed with the Commission on November
                   7, 2005)

   10.31           Form of Subscription Agreement between RelationServe Media, Inc. and Subscribers to the
                   RelationServe Media Inc.'s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K/A filed with the Commission on November
                   7, 2005)

   10.32           Form of Subscription Agreement of RelationServe Media, Inc. (Nevada) in connection with the private placement offering which closed on June 30, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed with the Commission on June 30, 2005)

   10.33           RelationServe Media, Inc. 2006 Incentive Stock Plan*

   10.34           RelationServe Media Inc. 2005 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on
                   August 12, 2005)

   10.35           RelationServe Media, Inc. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit
                   10.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2005)

   10.36           Note Purchase Agreement by and between RelationServe, Inc., JH Associates, Inc. and GRQ
                   Consultants, Inc. dated April 1, 2005 (incorporated herein by reference to Exhibit 2.3 to the
                   Company's Current Report on Form 8-K filed with the Commission on June 16, 2005)

   10.37           Lease Agreement dated January 30, 2004 by and between Koger Equity, Inc. and SendTec, Inc.*

   10.38           Lease Amendment Number 1 dated September 27, 2005 by and between CRT Properties, Inc. and SendTec,
                   Inc.

   10.39           Agreement of Lease dated May 23, 2005 between 386 PAS Partners, L.L.C. and SendTec, Inc.

   14.1            Code of Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company's
                   Current Report on Form 8-K filed with the Commission on July 18, 2005)

   16.1            Letter from Sherb & Co., LLP to the Company, dated December 5, 2005 (incorporated herein by reference to Exhibit 16 to the Company's Current Report on Form 8-K filed with the Commission on
                   December 5, 2005)

   16.2            Letter from Morgan & Company to the Securities and Exchange Commission dated July 15, 2005
                   (incorporated herein by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K filed with the Commission on July 18, 2005)

   21.1            Subsidiaries of Small Business Issuer (to be filed by amendment)

Exhibit
Number             Description
--------           -----------

   31.1            Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   31.2            Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

   32.1            Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

   32.2            Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

------------
* filed herewith.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         Our principal accountant and predecessor accountants for the audit of our annual financial statements for our fiscal years ended December 31, 2004 and
2005, was Marcum & Kliegman LLP, McKean, Paul, Chrycy, Fletcher & Co. and Sherb
& Co., LLP. The following table shows the fees paid or accrued by us to Marcum &
Kliegman LLP, McKean, Paul, Chrycy, Fletcher & Co. and Sherb & Co., LLP during the periods indicated.

    Type of Service                 Fiscal 2004                 Fiscal 2005
----------------------              -----------                 -----------
Audit Fees (1)                        $71,564                    $218,053
Audit-Related Fees (2)                    0                          0
Tax Fees (3)                              0                          0
All Other Fees (4)                        0                          0
------------------                    --------                   ---------
    Total                             $71,564                    $218,053

------------
(1)      Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)      Comprised of services rendered in connection with our capital raising efforts, registration statement and consultations regarding financial accounting and reporting.

(3)      Comprised of services for tax compliance, tax return preparation, tax advice and tax planning.

(4)      Fees related to other filings with the SEC, including consents.

         In accordance with the Sarbanes-Oxley Act of 2002, the Audit Committee established policies and procedures under which all audit and non-audit services performed by our principal accountants must be approved in advance by the Audit
Committee. As provided in the Sarbanes-Oxley Act of 2002, all audit and non-audit services to be provided after May 6, 2003 must be pre-approved by the
Audit Committee in accordance with these policies and procedures. Based in part on consideration of the non-audit services provided by Marcum & Kliegman LLP during our 2005 fiscal year, the Audit Committee determined that such non-audit services were compatible with maintaining the independence of Marcum & Kliegman
LLP.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          RELATIONSERVE MEDIA, INC.

                                          By: /s/ Shawn McNamara
                                              ----------------------------
                                              Name: Shawn McNamara
                                              Title: Senior Vice President
                                              Date: March 20, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By: /s/ Paul Soltoff
   ---------------------------------------------------     March 20, 2006
   Paul Soltoff, Director

By: /s/ Adam Wasserman
   ---------------------------------------------------     March 20, 2006
   Adam Wasserman, Principal Financial Officer and
   Principal Accounting Officer

By: /s/ Michael Brauser
   ---------------------------------------------------     March 20, 2006
   Michael Brauser, Chairman of the Board of Directors

By: /s/ Shawn McNamara
   ---------------------------------------------------     March 20, 2006
   Shawn McNamara, Senior Vice President (Principal
   Executive Officer)

                                     RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                                                        CONTENTS
--------------------------------------------------------------------------------

                                                                                                            Page
                                                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                                                   F1 - F2

CONSOLIDATED FINANCIAL STATEMENTS

     Consolidated Balance Sheet                                                                            F3 - F4
     Consolidated Statements of Operations                                                                   F5
     Consolidated Statements of Stockholders' Equity                                                       F6 - F7
     Consolidated Statements of Cash Flows                                                                 F8 - F9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                                                F10 - F28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------

To the Board of Directors
RelationServe Media, Inc. and Subsidiaries
Fort Lauderdale, Florida

We have audited the accompanying consolidated balance sheet of RelationServe
Media, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RelationServe Media,
Inc. and Subsidiaries as of December 31, 2005, and the results of its operations and its cash flows for the year then ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
March 10, 2006

                                                       /S/ MARCUM & KLIEGMAN LLP

                                      F-1

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

To the Members of
Omnipoint Marketing, LLC:

We have audited the accompanying statements of operations, members' equity and cash flows of Omnipoint Marketing, LLC (a Florida limited liability company)
("the Company") for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omnipoint Marketing, LLC for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, on December 15, 2004, the
Federal Bureau of Investigation served the Company with a search warrant regarding alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately $135,000. Management and legal counsel have indicated that an investigation by the United States Attorney's Office is currently being conducted and have no information regarding its status or effect, if any, on the financial statements. The financial statements do not include any adjustments, other than the write-off of the e-mail servers, which might result from the outcome of the investigation.

As discussed in Note 2 to the financial statements, on May 16, 2005, the Company sold substantially all its net assets. The Company received 3,500,000 shares of common stock or 26% of the outstanding common shares of the acquirer.

                                        /s/ McKEAN, PAUL, CHRYCY, FLETCHER & CO.

Miami, Florida,
May 24, 2005

                                     F - 2

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET

                                                              December 31, 2005
--------------------------------------------------------------------------------

                                     ASSETS
                                     ------

CURRENT ASSETS
--------------

   Cash                                                                        $        156,472
   Accounts receivable, less allowance for doubtful accounts of $1,014,338            1,624,577
   Prepaid expenses and other current assets                                            154,673
                                                                               ----------------
         Total Current Assets                                                                       $      1,935,722

PROPERTY AND EQUIPMENT, Net                                                                                  782,386
----------------------

INTANGIBLE ASSETS, Net                                                                                     2,561,298
-----------------

INVESTMENT IN SENDTEC ACQUISITION CORP.                                                                    9,274,981
---------------------------------------

OTHER ASSETS                                                                                                  32,690
------------                                                                                        ----------------

         TOTAL ASSETS                                                                               $     14,587,077
                                                                                                    ================

   The accompanying notes are an integral part of these financial statements.

                                     F - 3

                                     RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET, Continued

                                                              December 31, 2005
-------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
-------------------

Accounts payable                                                          $        1,208,693
Accrued expenses                                                                     156,815
Accrued compensation                                                                 175,966
Accrued commissions                                                                  381,444
Accrued penalty - registration rights                                                 75,000
Customer deposits                                                                    391,890
                                                                          -------------------
           Total Current Liabilities                                                             $        2,389,808

DEFERRED RENT                                                                                               166,535
-------------                                                                                    ------------------

           TOTAL LIABILITIES                                                                              2,556,343

COMMITMENTS AND CONTINGENCIES
-----------------------------

STOCKHOLDERS' EQUITY
--------------------
Series A Convertible Preferred stock - $.001 par value; 1,500,000
     authorized; 762,199 shares issued and outstanding                            10,289,690
Common stock - $.001 par value; 90,000,000 shares authorized;
     19,671,015 shares issued and outstanding                                         19,671
Deferred compensation                                                             (1,851,973)
Additional paid in capital                                                        16,651,325
Accumulated deficit                                                              (13,077,979)
                                                                          -------------------

           TOTAL STOCKHOLDERS' EQUITY                                                                    12,030,734
                                                                                                 ------------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $       14,587,077
                                                                                                 ==================

   The accompanying notes are an integral part of these financial statements.

                                     F - 4

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        For the Year Ended
                                                                                           December 31,
                                                                                -----------------------------------
                                                                                    2005                 2004
                                                                                ---------------   -----------------

REVENUES, Net                                                                   $   11,302,780      $     9,564,993
--------

COST OF REVENUES                                                                     2,542,614            2,146,596
----------------                                                                ---------------    ----------------

            GROSS PROFIT                                                             8,760,166            7,418,397
                                                                                ---------------    ----------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
--------------------------------------------
Salaries                                                                             2,441,026            1,699,167
Bad debt                                                                             2,393,203            1,650,242
Commissions                                                                          1,462,728            1,884,447
Professional fees                                                                      975,132              420,007
Advertising and trade shows                                                            653,484              493,713
Depreciation and amortization                                                          215,307              187,031
Other general and administrative                                                     2,287,349              912,949

            TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                      10,428,229            7,247,556
                                                                                -------------------  ----------------
            (LOSS) INCOME FROM OPERATIONS                                           (1,668,063)             170,841

OTHER INCOME (EXPENSE)
Gain on forgiveness of debt                                                                 --              162,955
Termination fee in connection with aborted acquisition                                      --             (100,000)
Asset impairment charge                                                                     --             (198,240)
Registration rights penalty                                                            (75,000)                  --
Loss on equity-method investment                                                    (1,034,102)                  --
Interest income                                                                          3,144                   --
Interest expense                                                                       (14,268)              (5,276)
                                                                                --------------------- ----------------

            TOTAL OTHER EXPENSE                                                     (1,120,226)            (140,561)
                                                                                --------------------- ----------------

            (LOSS) INCOME BEFORE INCOME TAX PROVISION                               (2,788,289)              30,280

INCOME TAX PROVISION                                                                        --                   --
--------------------

            NET (LOSS) INCOME                                                       (2,788,289)              30,280

BENEFICIAL CONVERSION FEATURE - PREFERRED STOCK                                    (10,289,690)                  --
-----------------------------------------------                                 --------------------- ----------------

NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS                           $  (13,077,979)       $      30,280
                                                                                ===================== ================
Net (Loss) Income Per Common Share:
     Basic and Diluted                                                          $        (0.19)       $       (0.00)
                                                                                ===================== ================
Weighted Average Number of Common Shares Outstanding:
     Basic and Diluted                                                              14,500,271            8,000,000
                                                                                ===================== ================

   The accompanying notes are an integral part of these financial statements.

                                    F - 5

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                  For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                    Series A Preferred
                                                       Convertible
                                                     Preferred Stock            Common Stock $.001
                                                     $.001 Par Value                Par Value
                                                 ------------------------   ------------------------
                                                                                                                         Advanced
                                                 Number of                   Number of                    Deferred       Paid-In
                                                   Shares        Amount        Shares        Amount     Compensation     Capital
                                                -------------  ----------  --------------  ----------  --------------  -------------

BALANCE - January 1, 2004                                --    $       --     8,000,000    $    8,000    $       --     $1,207,220
-------

Contributions from former members of Omni Point
     Marketing, LLC                                      --            --            --            --            --      1,195,000
Distributions to former members of Omni Point
     Marketing, LLC                                      --            --            --            --            --       (230,000)
Net income                                               --            --            --            --            --             --
                                                -------------  ------------- -------------  -------------  -----------  ------------
BALANCE - January 1, 2005                                --            --     8,000,000         8,000            --      2,172,220
-------

Distributions to former members of Omni Point
     Marketing, LLC                                      --            --            --            --            --       (438,169)

Effects of reverse merger at June 13, 2005
     Capitalization of LLC's accumulated
         deficit at time of recapitalization             --            --            --            --            --       (656,351)
     Equity of RelationServe, Inc. at time of
         recapitalization                                --            --     5,326,000         5,326    (1,050,000)     2,040,100
Common stock issued in private placement
     commenced in April 2005                             --            --       500,000           500            --        499,500
Cash paid to former member of Friendsand, LLC
     in exchange for membership interest                 --            --            --            --            --       (150,000)
Note issued to former member of Friendsand, LLC
     in exchange for membership interest                 --            --            --            --            --       (700,000)
Common stock issued to employees as an
     accommodation by stockholders                       --            --            --            --            --        210,000
                                                -------------  ------------- ------------  ------------ ------------   ------------
         Balance carried forward                         --    $       --    13,826,000    $   13,826   $(1,050,000)    $2,977,300
                                                -------------  ------------- ------------  ------------ ------------   ------------

                                                                         Total
                                                        Accumulated   Stockholders'
                                                          Deficit        Equity
                                                       -------------- -------------

BALANCE - January 1, 2004                                $ (686,631)   $  528,589
-------

Contributions from former members of Omni Poin
     Marketing, LLC                                              --     1,195,000
Distributions to former members of Omni Point
     Marketing, LLC                                              --      (230,000)
Net income                                                   30,280        30,280
                                                          ------------- -----------

BALANCE - January 1, 2005                                  (656,351)    1,523,869
-------

Distributions to former members of Omni Point
     Marketing, LLC                                              --      (438,169)

Effects of reverse merger at June 13, 2005
     Capitalization of LLC's accumulated
         deficit at time of recapitalization                656,351            --
     Equity of RelationServe, Inc. at time of
         recapitalization                                        --       995,426
Common stock issued in private placement
     commenced in April 2005                                     --       500,000
Cash paid to former member of Friendsand, LLC
     in exchange for membership interest                         --      (150,000)
Note issued to former member of Friendsand, LL
     in exchange for membership interest                         --      (700,000)
Common stock issued to employees as an
     accommodation by stockholders                               --       210,000
                                                          ------------ ------------
         Balance carried forward                          $      --    $1,941,126
                                                          ------------ ------------

   The accompanying notes are an integral part of these financial statements.

                                     F - 6

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, Continued

                                  For the Years Ended December 31, 2005 and 2004
--------------------------------------------------------------------------------

                                                   Preferred Stock $.001         Common Stock $.001
                                                         Par Value                   Par Value
                                                 -------------------------  --------------------------
                                                                                                                        Additional
                                                  Number of                   Number of                    Deferred       Paid-In
                                                   Shares         Amount        Shares        Amount     Compensation     Capital
                                                 ------------- ------------ ------------- ------------  -------------- ------------

         Balance brought forward                         --     $       --    13,826,000    $   13,826    $(1,050,000)   $2,977,300

Equity of Chubasco Resources Corp. at time of
     recapitalization                                    --             --     3,216,500         3,216            --         (3,215)
Common stock issued under consulting agreements          --             --       840,000           840      (871,500)       870,660
Common stock issued under employment agreements          --             --       390,000           390      (393,500)       393,110
Common stock issued in private placement
     commenced in June 2005                              --             --     1,048,515         1,049            --      1,954,478
Common stock issued upon exercise of warrants            --             --       550,000           550            --        136,950
Series A preferred stock issued in private
     placement commenced in October 2005            762,199     10,289,690            --            --            --             --
Common Shares returned upon cancellation of
     employment agreements                               --             --      (200,000)         (200)      200,000       (199,800)
Cancellation of consulting agreement                     --             --            --            --       850,000       (850,000)
Grant of common stock options                            --             --            --            --    (1,067,152)     1,082,152
Beneficial conversion feature - Series A
     preferred                                           --             --            --            --            --     10,289,690
Amortization of deferred compensation                    --             --            --            --       480,179            --
Net loss                                                 --             --            --            --            --
                                                 ------------- ------------ ------------- ------------  -------------- ------------
BALANCE - DECEMBER 31, 2005                         762,199     $10,289,690   19,671,015    $   19,671    $(1,851,973)  $16,651,325
-------                                          ============= ============ ============= ============  ============== ============

                                                                      Total
                                                   N Accumulated   Stockholders'
                                                       Deficit        Equity
                                                   --------------- -------------

         Balance brought forward                     $        --    $1,941,126

Equity of Chubasco Resources Corp. at time of
     recapitalization                                         --             1
Common stock issued under consulting agreements               --            --
Common stock issued under employment agreements               --            --
Common stock issued in private placement
     commenced in June 2005                                   --     1,955,527
Common stock issued upon exercise of warrants                 --       137,500
Series A preferred stock issued in private
     placement commenced in October 2005                      --    10,289,690
Common Shares returned upon cancellation of
     employment agreements                                    --            --
Cancellation of consulting agreement                          --            --
Grant of common stock options                                 --        15,000
Beneficial conversion feature - Series A
     preferred                                       (10,289,690)           --
Amortization of deferred compensation                         --       480,179
Net loss                                              (2,788,289)   (2,788,289)
                                                     -------------- ------------
BALANCE - DECEMBER 31, 2005                          $(13,077,979)  $12,030,734
-------                                              ============== ============

   The accompanying notes are an integral part of these financial statements.

                                     F - 7

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        For the Year Ended
                                                                                           December 31,
                                                                                ----------------------------------
                                                                                     2005                2004
                                                                                ---------------- -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                               $   (2,788,289)    $        30,280
                                                                                ----------------   ---------------
Adjustments to reconcile net (loss) income to net cash used
     in operating activities:
     Depreciation and amortization                                                     900,130             512,506
     Stock-based compensation                                                          705,179                  --
     Provision for bad debt                                                          2,393,203           1,650,242
     Loss on equity-method investment                                                1,034,102                  --
     Asset impairment charge                                                                --             198,240
     Gain on extinguishment of notes payable                                                --            (162,705)
Changes in assets and liabilities:
     Accounts receivable                                                            (3,394,719)         (2,266,179)
     Due from former members of LLC                                                    140,312            (102,241)
     Prepaid expenses and other current assets                                         (88,138)           (133,237)
     Other assets                                                                       (3,724)                 --
     Accounts payable                                                                  870,896             718,597
     Accrued expenses                                                                  201,149             (55,952)
     Accrued commissions                                                               125,174                  --
     Deferred rent                                                                     (26,330)                 --
     Customer deposits                                                                  87,677                  --
                                                                                ----------------   ---------------

            TOTAL ADJUSTMENTS                                                        2,944,911             359,271
                                                                                ----------------   ---------------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                                  156,622             389,551
                                                                                ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in purchase of net assets of Friendsand, LLC                                (150,000)                 --
Purchase of property and equipment                                                    (201,615)            (64,805)
Investment in prospective acquiree                                                 (10,309,083)                 --
Purchase of intangible assets                                                       (2,464,850)           (816,428)

                                                                                ----------------   ---------------
            NET CASH USED IN INVESTING ACTIVITIES                               $  (13,125,548)    $      (881,233)

   The accompanying notes are an integral part of these financial statements.

                                     F - 8

                   RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

                                                                                         For the Year Ended
                                                                                            December 31,
                                                                                ----------------------------------
                                                                                      2005                2004
                                                                                ----------------- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales of common stock                                         $     2,455,527    $            --
Net proceeds from sales of preferred stock                                           10,289,690                 --
Cash received in acquisition                                                            995,426                 --
Proceeds received upon exercise of warrants                                             137,500                 --
Contributions from former members of Omni Point Marketing LLC                                --          1,195,000
Distributions to former members of Omni Point Marketing LLC                            (207,124)          (230,000)
Payments on notes payable                                                                    --           (532,882)
Principal payments payable to former member of  Friendsand, LLC                        (700,000)                --
                                                                                ----------------- ----------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                                12,971,019            432,118
                                                                                ----------------- ----------------

            NET INCREASE (DECREASE) IN CASH                                               2,093            (59,564)

CASH - Beginning of Year                                                                154,379            213,943
----                                                                            ----------------- ----------------

CASH - End of Year                                                              $       156,472    $       154,379
----

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the year for:

Interest                                                                        $           810    $         5,276
                                                                                ================= ================
Taxes                                                                           $            --    $            --
                                                                                ================= ================

Non-cash investing and financing activities:

Note payable assumed in connection with acquisition of net assets from Omni
     Point Marketing, LLC                                                       $       700,000    $            --
                                                                                ================== ===============

Common stock issued under deferred compensation arrangements                    $     1,263,770    $            --
                                                                                ================== ===============

Distribution of asset to former member of Friendsand, LLC                       $       231,003    $            --
                                                                                ================== ===============

   The accompanying notes are an integral part of these financial statements.

                                     F - 9

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

     RelationServe Media, Inc. was originally formed as Chubasco Resources Corp.
     ("Chubasco") in the state of Nevada on April 27, 2004 as an exploration stage company engaged in the business of mineral exploration. On June 10,
     2005, Chubasco's Board of Directors authorized the merger (the "Merger") of its newly formed wholly-owned subsidiary, Reland Acquisition, Inc.
     ("Reland"), a Delaware corporation, with RelationServe, Inc., a Delaware corporation ("RelationServe"), pursuant to an Agreement of Merger and Plan of Reorganization (the "Merger Agreement") described in Note 2. At the time of the merger, Chubasco was an inactive public shell company. The Merger was completed on June 13, 2005. Chubasco changed its name to RelationServe
     Media, Inc. (the "Company") on June 15, 2005.

     The Company specializes in marketing third party offers for products and services via email. The Company also offers integrated online and offline marketing programs, including permission-based email advertising, email database append services, online surveys, ad serving networks and internet compiled direct mail lists. Through its wholly-owned subsidiary,
     Friendsand, Inc., the Company hosts an internet social networking community.

NOTE 2 - MERGER TRANSACTIONS

     Pursuant to the terms of the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of RelationServe on a one-for-one basis in exchange for 13,326,000 shares of its $0.001 par value common stock. In addition, certain of Chubasco's stockholders simultaneously cancelled an aggregate of 6,800,000 shares of their common stock upon completing the Merger. Each share of RelationServe common stock
     (13,326,000) and each RelationServe warrant (6,562,500) outstanding prior to the Merger were automatically converted into an equivalent number of shares of the Company's common stock and an equivalent number of warrants to purchase shares of the Company's common stock upon completing the
     Merger. As a result, RelationServe's former stockholders became the
     Company's majority stockholders and RelationServe became the Company's wholly-owned subsidiary. Chubasco's stockholders retained 3,216,500 shares of the Company's common stock. In addition, the Company assumed a $700,000 promissory note due in May 2007 that RelationServe issued as partial consideration in a previous purchase of net assets described below.

     Prior to the Merger, RelationServe, through its wholly-owned subsidiary,
     RelationServe Access, Inc. ("Access"), purchased certain assets and assumed certain liabilities of Omni Point Marketing, LLC, a Florida limited liability company ("Omni Point"), and through its wholly-owned subsidiary,
     Friendsand, Inc. ("Friendsand"), acquired all of the outstanding membership interests of Friendsand, LLC, a Delaware limited liability company related to Omni Point by common ownership (the "Affiliated Company" or "Friends
     LLC"). RelationServe completed these transactions simultaneously on May 16,
     2005. RelationServe acquired the net assets and business of Omni Point and membership interests of Affiliated Company for a combination of cash in the amount of $150,000, a two-year promissory note in the principal amount of
     $700,000, and 8,000,000 shares of its common stock. RelationServe, which had no business operations prior to these transactions had 5,326,000 shares of common stock outstanding at the time of the merger including 1,050,000 it issued under a deferred compensation arrangement described in Note 9.
     Accordingly, the Company, accounted for its acquisition of Omni Point's net assets and merger with the Affiliated Company as a recapitalization because
     Omni Point and the former member of the Affiliated Company gained control of a majority of RelationServe's common stock upon completing these transactions. Accordingly, Omni Point and the Affiliated Company are deemed to be the acquirer for accounting purposes.

     The consolidated financial statements have been retroactively restated to give effect to these transactions for all periods presented.

     On October 21, 2004, the Company entered into an Asset Purchase Agreement that was subsequently terminated due to a breach by the Company. In 2004, in accordance with the terms of the Asset Purchase

                                     F - 10

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Agreement, and an Amended Mutual Release and Agreement, the Company accrued a termination fee of $100,000 that was paid in 2005.

NOTE 3 - LIQUIDITY AND FINANCIAL CONDITION

     The Company's incurred a $2,788,289 loss for the year ended December 31,
     2005, which includes an aggregate of $2,639,411 in non-cash charges relating to stock based compensation of $705,179, depreciation and amortization of $900,130 and its proportionate share of losses in an investee accounted for under the equity method of accounting in the amount of $1,034,102. The Company's cash flow from operations amounted $156,622.

     In October 31, 2005, the Company raised aggregate proceeds of $10,309,083 in a sale of its Series A Preferred stock, which it used to purchase a 23%
     interest in SendTec Acquisition Corp. (Note 5). In addition, the Company raised $2,455,527 in net proceeds from sales of its common stock and used such funds, among other purposes, to invest an additional $2,464,850 to improve its e-mail database and acquire a customer.

     The Company raised additional net proceeds of approximately $500,000 in a financing transactions it completed subsequent to December 31, 2005.

     The Company is in the process of integrating an acquired business (Notes 5 and 14) with and into its existing operations and believes that its current capital resources and resources and it expects to have available from its acquired business will enable it to sustain operations through December 31,
     2005. The Company intends to raise additional capital to fund the expansion of its business and believes it has access to capital resources, however;
     the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital, if considered necessary, in the future.

NOTE 4 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America.
     The consolidated financial statements include the Company and its wholly-owned subsidiaries, RelationServe Access, Inc., RelationServe, Inc.
     and Friendsand, Inc. All material intercompany balances and transactions have been eliminated in the consolidated financial statements.

     ACCOUNTS RECEIVABLE
     The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At
     December 31, 2005, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of
     $1,014,338.

     REVENUE RECOGNITION
     The Company follows the guidance of Securities and Exchange Commission
     ("SEC") Staff Accounting Bulletin ("SAB") 104 with respect to its recognition for revenue. Accordingly, the Company records revenue at the time in which persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectability is reasonably assured. The Company's accounting policies with respect to its specific revenues streams are as follows:

                                     F - 11

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     EMAIL APPEND SERVICES: The Company's email append solution allows a marketer to augment their existing customer database with the Company's permission-based email data. When a match is confirmed, the customer's email address is added to the client's file. Revenue is recognized at the time in which the email append service is completed and the updated customer database is delivered to the customer.

     ELECTRONIC CHANGE OF ADDRESS: The Company's electronic change of address service updates customers their email databases. Revenue is recognized at the time in which an updated customer database is delivered to the customer.

     LEAD GENERATION: The Company offers lead generation programs to assist a variety of businesses with customer acquisition. The Company pre-screens the leads through its online surveys to meet its clients' exact criteria.
     Revenue is recognized at the time in which the updated lead database is delivered to the customer.

     DIRECT MAIL AND POSTAL LIST ADVERTISEMENT: The Company compiles an exclusive Internet responders' postal mailing list. This list is sourced from online registration and individuals who have responded to the
     Company's online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels. Revenue is recognized at the time in which such lists are delivered to a customer.

     ONLINE MARKET RESEARCH: The Company has developed a consumer survey that is used to identify targeted leads based on survey responses. The Company then sells the response data to the customer on a cost per response basis.
     Revenue is recognized at the time in which the respective survey data is delivered to the customer.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition.
     Depreciation and amortization are being computed over the estimated useful lives of the assets, generally three to seven years, using the straight-line method. Repairs and maintenance costs are expensed as incurred.

     INTANGIBLE ASSETS
     Intangible assets consist of costs incurred in connection with establishing business and consumer information databases that the Company sells to third parties for use in various types of marketing campaigns. These costs, which principally consist of direct external costs, are capitalized and amortized using the straight-line method over expected useful lives of three years.
     Website development costs that the Company has incurred in connection with developing the Friendsand internet social networking and other specific purpose websites include direct external costs, which are capitalized and amortized using the straight-line method over expected useful lives of three to five years. In addition, the Company purchased a customer list that it characterized as an intangible asset (Notes 7 and 9) that is being amortized using the straight-line method over expected useful life of three years.

     IMPAIRMENT OF LONG-LIVED ASSETS
     In accordance with Statement of Financial Accounting Standards (SFAS) No.
     144, "Accounting for the Impairment or Disposal of Long-Lived Assets," The
     Company periodically reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset's estimated fair value and its book value.
     The Company did not consider it necessary to record any impairment charges during the year ended December 31, 2005.

                                     F - 12

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     EARNINGS PER SHARE
     In accordance with SFAS No. 128 "Earnings Per Share," Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company's common stock equivalents at December 31, 2005 include the following:

                   Options                                    3,288,000
                   Warrants                                   6,786,757
                   Convertible Preferred Stock                7,621,991
                                                             ----------
                                                             17,696,748
                                                             ----------

     As described in Note 14, the Company issued, upon its completion of an acquisition subsequent to December 31, 2005, 10,081,607 common stock purchase warrants to debenture investors who financed the acquisition,
     9,506,380 shares of common stock to members of the acquired company's management, and converted (pursuant to a mandatory conversion feature) its
     Series A Preferred into 7,621,991 shares of its common stock. In addition, the debentures that were used to finance the acquisition are convertible into 23,300,000 shares of the Company's common stock at $1.50 per share.
     Certain of the debenture investors subsequently elected to exercise
     2,664,398 of their common stock purchase warrants. Subsequent to December
     31, 2005, the Company also issued 500,000 shares of its common stock to debenture holders in connection with an amendment and waiver of certain provisions in the debenture agreement, 520,000 shares in private placement transactions, granted options to purchase 1,700,000 shares of stock and issued, upon the exercise of other warrants, an additional 250,000 shares of stock (Note 14).

     In accordance with the provisions of Issue No. 5 of EITF 03-6
     "Participating Securities and the Two-Class Method under FASB Statement No.
     128," the Company has not included the Series A Preferred in its determination of basic EPS for the year ended December 31, 2005 because the holders of these securities are not contractually obligated to fund the
     Company's losses nor do these securities include any provisions for the reduction of their contractual principal amount as a result of any losses incurred by the Company.

     INCOME TAXES
     Income taxes are accounted for under the asset and liability method of SFAS
     No. 109, "Accounting for Income Taxes ("SFAS 109"). Under SFAS 109 deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Omni Point and Friends, LLC as the predecessors to the Company, were organized as limited liability companies for federal income tax purposes.
     Accordingly, any amounts earned during the period of January 1, 2005 through May 15, 2005 and for the year ended December 31, 2004 are being reported by the members of these entities on their individual tax returns.
     Accordingly, the Company has not recognized any income tax expense in the accompanying financial statements for the period of January 1, 2005 through
     May 15, 2005 and for the year ended December 31, 2004. Due to net losses for the periods presented, there is no income tax expense recognized using an effective tax rate of 38% under the method prescribed by SFAS 109 for the years ended December 31, 2005 and 2004, respectively.

     USE OF ESTIMATES
     The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("US GAAP") requires management to make estimates and assumptions that affect certain

                                     F - 13

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2005 and 2004 include the allowance for doubtful accounts, stock-based compensation, and the useful lives of property and equipment and intangible assets.

     FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses, other assets, accounts payable, accrued expenses, and customer deposits approximate fair value based on the short-term maturity of these instruments.

     COMMON STOCK PURCHASE WARRANTS
     The Company accounts for common stock purchase warrants in accordance with the provisions of Emerging Issues Tack Force Issue ("EITF") issue No. 00-19
     "Accounting for Derivative Financial Instruments Indexed to, and
     Potentially Settled in, a Company's Own Stock" ("EITF 00-19"). Based on the
     provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement, or (ii) gives the company a choice of net-cash settlement or settlement in its own shares
     (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement
     (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the company), or (ii) give the counterparty a choice of net-cash settlement or settlement in shares
     (physical settlement or net-share settlement).

     REGISTRATION RIGHTS AGREEMENTS
     The Company has adopted View C of EITF 05-4 "Effect of a Liquidated Damages
     Clause on a Freestanding Financial Instrument Subject to EITF 00-19" ("EITF
     05-4"). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i)
     require it to file, and cause to be declared effective under the Securities
     Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF
     05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer's own stock and (b)
     permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2005, the
     Company recorded a registration rights penalty expense of $75,000, which has been included on the accompanying consolidated balance sheet.

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
     Such compensation amounts are amortized over the shorter of the respective vesting or service periods of the option grant. The Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based
     Compensation" and SFAS 148, "Accounting for Stock-Based Compensation -
     Transition and Disclosure", which permits entities to provide pro forma net income (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants as if the fair-valued based method defined in
     SFAS No. 123 had been applied.

     The exercise prices of all options granted by the Company equal the market price at the dates of grant. Accordingly, no compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, "Accounting for Stock Based Compensation", the
     Company's net loss and loss per share for the years ended December 31, 2005 and 2004 would have been changed to the following pro-forma amounts:

                                     F - 14

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                        2005                     2004
                                                                   ------------------     ------------------

     Net (loss) income, as reported                                  $  (2,788,289)                30,280
     Less:  stock-based employee compensation expense
     determined under fair value based method, net of related
     tax effect                                                           (239,586)                     -
                                                                   ------------------     ------------------

     Pro forma net (loss) income                                     $  (3,027,875)          $     30,280
                                                                   ==================     ==================

     Basic and diluted net (loss) income per common share:
              As reported                                            $       (0.19)          $      (0.00)
                                                                   ==================     ==================
              Pro forma                                              $       (0.20)          $      (0.00)
                                                                   ==================     ==================

================================================================================
     The option grants were estimated as of the date of grant using the
     Black-Scholes option-pricing model with the following assumptions: expected volatility of 50%-83%; risk free interest rate of 3.53%; expected life of four to five years and annual dividend rate of 0%. The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as options vest over several years and the
     Company may continue to grant options to employees.

     NON-EMPLOYEE STOCK BASED COMPENSATION
     The cost of stock based compensation awards issued to non-employees for services are recorded at either the fair value of the services rendered or the instruments issued in exchange for such services, whichever is more readily determinable, using the measurement date guidelines enumerated in
     Emerging Issues Task Force Issue ("EITF") 96-18, "Accounting for Equity
     Instruments That Are Issued to Other Than Employees for Acquiring, or in
     Conjunction with Selling, Goods or Services" ("EITF 96-18").

     ADVERTISING COSTS
     Advertising costs are expensed as incurred. The Company's advertising expense amounted to $653,484 and $493,713 for the years ended December 31,
     2005 and 2004, respectively.

     CONCENTRATION OF CREDIT RISK

         CASH
         The Company maintains cash accounts in financial institutions insured by the Federal Deposit Insurance Corporation ("FDIC"). Management
         monitors the soundness of these institutions and considers the
         Company's risk to be minimal.

         ACCOUNTS RECEIVABLE
         The Company has three customers whose accounts receivable balances amount to an aggregate of approximately $1,370,000 or 58% of the outstanding balances at December 31, 2005.

     RECLASSIFICATIONS
     Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 consolidated financial statement presentation. These reclassifications had no impact on previously reported net results of operations.

     RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the FASB issued FASB Statement No. 123R, "Share-Based
     Payment, an Amendment of FASB Statement No. 123" ("FAS No. 123R"). FAS No.
     123R requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to

                                     F - 15

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     employees. FAS No. 123R is effective for the first fiscal year beginning after December 15, 2005. The Company is in process of evaluating the impact of this pronouncement on its financial statements.

     In April 2005, the Securities and Exchange Commission's Office of the Chief
     Accountant and its Division of Corporation Finance has released Staff
     Accounting Bulletin (SAB) No.107 to provide guidance regarding the application of FASB Statement No. 123 (revised 2004), Share-Based Payment.
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

     On June 29, 2005, the EITF ratified Issue No. 05-2, "The Meaning of
     `Conventional Convertible Debt Instrument' in EITF Issue No. 00-19,
     `Accounting for Derivative Financial Instruments Indexed to, and
     Potentially Settled in, a Company's Own Stock.'" EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is
     "conventional" for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after
     June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

     In September 2005, Issue No. 05-4, "The Effect of a Liquidated Damages
     Clause on a Freestanding Financial Instrument Subject to EITF Issue No.
     00-19, `Accounting for Derivative Financial Instruments Indexed to, and
     Potentially Settled in, a Company's Own Stock.'" EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its "best efforts" to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if

                                     F - 16

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The
     Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value. The fair value of the common stock purchase warrants subject to registration rights are accounted for in accordance classified as equity.

     In September 2005, the FASB ratified the Emerging Issues Task Force's
     ("EITF") Issue No. 05-7, "Accounting for Modifications to Conversion
     Options Embedded in Debt Instruments and Related Issues," which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). This issue is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.
     The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

     In September 2005, the FASB also ratified the EITF's Issue No. 05-8,
     "Income Tax Consequences of Issuing Convertible Debt with a Beneficial
     Conversion Feature," which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the shareholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No.
     109, "Accounting for Income Taxes." This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements for reporting periods beginning after December 15,
     2005. The Company is currently in the process of evaluating the effect that the adoption of this pronouncement may have on its financial statements.

     Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 5 - Investment in SendTec Acquisition Corp.

     On August 9, 2005, the Company entered into an asset purchase agreement
     (the "Asset Purchase Agreement"), as amended on August 23, 2005, with
     theglobe.com, Inc. and its wholly-owned subsidiary, SendTec, Inc.
     ("SendTec"). The Asset Purchase Agreement provided for the Company to purchase, through SendTec Acquisition Corp. ("STAC"), the business and assets of SendTec (the "Asset Purchase").

     Investment in STAC includes a $10,000,000 investment that the Company made in STAC, plus $309,083 of transaction expenses that the Company incurred in connection with completing its planned acquisition of Send Tec, less the
     Company's proportionate share of its losses in STAC for the period October
     31, 2005 through December 31, 2005. The Company formed STAC solely to purchase the business and assets of SendTec.

     The Asset Purchase Agreement, as originally contemplated by the parties, provided for the closing of this transaction to occur through STAC, as a wholly-owned or majority-owned subsidiary of the Company, on or prior to
     October 31, 2005.

     As a result of the financing arrangement described herein, the Asset
     Purchase was restructured to include certain additional conditions for the
     Company to satisfy prior to completing its acquisition of SendTec. In connection therewith, the Company, on October 31, 2005 assigned its rights under the Agreement to STAC with

                                     F - 17

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     the consent of the sellers in the transaction and entered into certain other agreements providing for the financing of the transaction. As a result of such financing arrangements, STAC temporarily ceased to be a wholly-owned subsidiary of the Company upon closing the Asset Purchase and upon STAC's concurrent issuance, in a private placement, of preferred stock representing 64% of the aggregate voting interests in STAC. STAC completed the Asset Purchase on October 31, 2005. The aggregate purchase consideration (paid by STAC to the sellers) amounted to approximately
     $40,430,000 including cash of approximately $39,850,000 plus transaction expenses of approximately $580,000 incurred in connection with closing this transaction.

     STAC financed its purchase of SendTec by issuing (a) 10,000,000 shares of its par value $0.001 common stock ("STAC Common Stock") to the Company for
     $10,000,000 in cash and (b) pursuant to a Securities Purchase Agreement
     (the "STAC Debenture Agreement"), $34,950,000 of its 6% Senior Secured
     Convertible Debentures due October 30, 2009 (the "STAC Debentures") to
     institutional investors (the "Investors"). In addition, certain Investors of the STAC Debentures also purchased 280,351 shares of STAC's Series A
     Redeemable Preferred Stock (the "STAC Preferred Stock") at a price of $1.00 per share for net proceeds of approximately $280,000 and STAC Management purchased 531,700 shares of STAC common stock for $531,700. STAC also issued, for no consideration, and additional 4,774,323 shares of its common stock to STAC management concurrent with its purchase of SendTec on
     October 31, 2005. Each share of STAC Preferred Stock possesses 100 votes per share, representing approximately 64% of the total voting interests of
     STAC. The Company retained approximately 23% of the total voting interests in STAC. The remaining voting interests in STAC include 5,306,023 shares of
     STAC common stock held by STAC management, including an aggregate of
     531,700 shares purchased by individual STAC managers for cash and an aggregate of 4,774,323 shares granted by STAC to the individual managers as compensation.

     The Asset Purchase, STAC Debenture Agreement, STAC Preferred Stock,
     RelationServe Preferred and certain other contemporaneous agreements entered into with the management of STAC provide for the mandatory consolidation of STAC, as defined in the Securities Purchase Agreement (the
     "Consolidation") with the Company upon the attainment of certain contractual milestones (the "Consolidation Milestones").

     Such Consolidation Milestones, as defined in the Securities Purchase and related agreements, principally included the delivery, by the Company to the Investors and their agent in the transaction, of its audited financial statements for the nine months ended September 30, 2005 (the "Audited
     Financial Statements"), (b) satisfactory evidence that it had achieved certain minimum levels of revenue, earnings and cash flow as specified aforementioned agreements (the "Financial Covenants") (c) a letter from its legal counsel providing negative assurance that reports the Company has filed with SEC since June 10, 2005 through the date of the letter contain no material misstatements or omissions of fact and (d) satisfactory evidence that certain former members of Omni Point and Affiliate Company relinquished their equity or other interest in the Company (as of the time of the Consolidation) and have given the Company a general release of all claims and entered into non-competition and non-solicitation agreements reasonably satisfactory to the purchasers of the STAC Debentures.

     The Company, STAC and the purchasers of the debenture also entered into an
     Investor Rights Agreement (the "Investor Rights Agreement") providing, among other things, for the formation a five member board, including one member to jointly represent the Company and a debenture investor, and mandatory effectuation of a liquidity event, as defined, in the event that the Consolidation Milestones and related Consolidation were not completed.

     The Company accounted for its investment in STAC in accordance with the provision of APB 18, "The Equity Method of Accounting for Investments in
     Common Stock," which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. Accordingly, the Company recorded a $1,034,102 charge for its proportionate share of STAC's losses for the period of October 31,
     2005 through December 31, 2005.

                                     F - 18

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     As described in Note 14, the Company delivered satisfactory evidence of its completion of the Consolidation Milestones on or about February 3, 2006 and completed its consolidation with STAC on February 3, 2006.

     The Company accounts for its investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. The Company has the ability to exercise significant influence, but not control these investees.
     Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investees on the consolidated balance sheet as "Investment in prospective acquiree" and its share of the investee's earnings or losses in "Loss on equity-method investment." In the statement of operations for the year ended December 31, 2005, the Company recorded a loss on equity-method investment of $1,034,102.

NOTE 6 - PROPERTY AND EQUIPMENT

     At December 31, 2005, property and equipment consist of the following:

              Computer equipment                                  $600,185
              Office equipment                                     167,267
              Furniture and fixtures                               225,040
              Leasehold improvements                               127,011
              Software                                              75,930
                                                                 1,195,433
              Less:  accumulated depreciation                     (413,047)
                                                         ---------------------
                                                                  $782,386
                                                         =====================

================================================================================
     Depreciation expense amounted to $198,235 and $187,031 for the years ended
     December 31, 2005 and 2004, respectively. In addition, the Company recorded an asset impairment charge of approximately $135,000 for the year ended
     December 31, 2004.

NOTE 7 - INTANGIBLE ASSETS

     At December 31, 2005, intangible assets consist of the following:

            Email database                                     $3,478,162
            Customer list                                         320,000
            Web properties                                        155,274
                                                                3,633,436
            Less:  accumulated amortization                    (1,072,138)
                                                        ---------------------
                                                               $2,561,298
                                                        =====================

     Amortization expense amounted to $701,895 and $325,475 for the years ended
     December 31, 2005 and 2004, respectively, including $619,650 and $325,475 relating to the amortization of the email database that is included in cost of sales.

                                     F - 19

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The Company recorded asset impairment charge of $63,371 for the year ended
     December 31, 2004 for email addresses that were removed from the email database.

     Amortization expense subsequent to the year ended December 31, 2005 is as follows:

                    Years ending December 31:
                    2006                                 $1,163,856
                    2007                                    864,967
                    2008                                    519,601
                    2009                                     12,874
                                                         ----------
                                                         $2,561,298
                                                         ==========

NOTE 8 - NOTES PAYABLE - FORMER MEMBER OF FRIENDSAND LLC

     In accordance with a Termination and Quit Claim Agreement for an Operating
     Agreement previously entered into with a related party, the Company issued notes payable in the face amounts of $700,000 and $150,000 in August 2003.
     The $700,000 note was non-interest bearing with monthly payments of $38,889 through January 2005. The notes were secured by the assets of the Company.
     Within the note agreements, the Company had the option to make any payment through the delivery of valid email addresses to the third party.

     On March 26, 2004, the Company entered into a Settlement Agreement and agreed to pay $500,000 in satisfaction of its remaining obligations of
     $662,705 under the Termination and Quit Claim Agreement. Accordingly,
     $162,955 of notes forgiven has been treated as gain on the extinguishment of debt in the financial statements for the year ended December 31, 2004, and has been included in "Other income (expense)" in the accompanying financial statements for the year ended December 31, 2004.

     As described in Note 2, on May 13, 2005 the Company assumed the $700,000 promissory note to the former member of Friends LLC as partial consideration in the merger of Friends LLC and RelationServe. The note, which bears interest at the rate of 6% per annum, was due with all principal, plus all accrued interest, on May 13, 2007, subject to acceleration (i) in the principal amount of $350,000, plus accrued interest, on such amount to the date on which the Company closes on a private placement or public offering of its securities with aggregate gross proceeds of not less than $5,000,000; and (ii) in the principal amount of
     $350,000, plus accrued interest on such amount to the date on which the
     Company closes on a private placement or public offering of its securities with aggregate gross proceeds of not less than $10,000,000. As of December
     31, 2005, the Company repaid the entire principal balance of $700,000 of this note.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS
     Effective June 17, 2005, the Company entered into a three-year employment agreement with its Chief Executive Officer ending on June 16, 2008, which automatically renews for successive 24-month terms unless earlier terminated by the Company or the employee. In addition to an annual salary of $200,000, the agreement entitled the officer to receive an option to purchase 100,000 shares of common stock of the Company at fair market value. The Board of Directors approved the grant of this option on June 21,
     2005 at an exercise price of $3.85 per share. The fair value of the
     Company's common stock was deemed to be $1.00 per share at the date of grant based on the selling price of shares issued in a recently completed private placement transaction. Subject to the terms of the 2005 Incentive
     Stock Plan (Note 11), this option vests as to 25% six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant. The option expires on the earlier of June 21, 2015 or upon the executive's termination of employment. The agreement also provides for an annual bonus at the discretion of the Board of Directors. On July
     13, 2005, the

                                     F - 20

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Board of Directors also approved a grant of 300,000 shares of common stock to the executive, of which one-third vested at the date of grant, one-third vests upon the first anniversary of the date of grant and the remaining one-third vests upon the second anniversary of the date of grant (Note 11).

     Effective November 10, 2005, the Company's chief executive officer resigned as an employee, officer, and director of the Company. Under the terms of a separation agreement, the Company made a $25,000 cash payment during 2005, committed to make an additional $25,000 cash payment on or before April 6,
     2006 (which is included in accrued expenses in the accompanying balance sheet), and permitted the executive to retain options to purchase 100,000 shares of its common stock, and 100,000 shares of restricted common stock granted and issued under the Plan in June 2005. The Company also agreed to register for resale, the shares of common stock and common stock underlying the stock option on its next registration statement filed with the SEC.

     Effective June 17, 2005, the Company entered into a three-year employment agreement with its President ending on June 16, 2008, which automatically renews for successive 24-month terms unless earlier terminated by the
     Company or the employee. The Agreement provides for an initial base salary of $100,000 per year, which shall be increased by at least $25,000, as the
     Board of Directors may determine, on each anniversary of the effective date. In addition, the agreement entitled the officer to receive an option to purchase 100,000 shares of common stock of the Company at fair market value. The Board of Directors approved the grant of this option at an exercise price of $3.85 per share. The fair value of the Company's common stock was deemed to be $1.00 per share on the date of grant based on the price of shares issued in a recently competed private placement transaction. Subject to the terms of the 2005 Incentive Stock Plan (see
     Note 11), this option vests 25% six months following the date of grant and
     25% on each of the first, second and third anniversaries of the date of grant. This option expires on the earlier of June 21, 2015 or upon the termination of the executive. The agreement also provides for the payment of an annual bonus at the discretion of the Board of Directors.

     As described in Note 14, the President resigned from her position and entered into a termination agreement with the Company effective February 3,
     2006.

     Effective June 27, 2005, the Company entered into a three-year employment agreement with its Chief Operating Officer expiring on June 27, 2008, which automatically renews for successive 24-month terms unless earlier terminated by the Company or the employee. The agreement provides for the payment of an annual salary in the amount of $180,000, plus options to purchase 100,000 shares of the Company's common stock at fair market value on the date of grant. This option vests as to 25% six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant and expire on June 21, 2015, or earlier due to employment termination. The Board of Directors approved the grant of this option at an exercise price of $3.85 per share. The fair value of the
     Company's common stock was deemed to be $1.00 per share on the date of grant based on the price of shares issued in a recently completed private placement transaction. The agreement also provides for the payment of an annual bonus at the discretion of the Board of Directors and a grant of
     300,000 shares of common of which one-third of such shares would vest at the date of grant, one-third would vest upon the first anniversary of the date of grant and the remaining one-third would vest upon the second anniversary of the date of grant. The Board of Directors approved such grant effective July 13, 2005 (Note 11).

     Effective November 16, 2005, the Company's Board of Directors appointed a new senior vice president of sales and marketing who is also serving as the
     Company's interim chief executive officer. Under the terms of the employment agreement, the executive will serve for an initial term one year, renewable automatically for successive terms of an additional year unless cancelled by either the executive or the Company on not less that 60 days notice prior to the expiration of the then effective term. The agreement provides for the payment of a $30,000 signing bonus paid upon entering into the agreement and base salary in the amount of $180,000 per annum. The Board of Directors also approved the grant of a five-year option to purchase 100,000 shares and

                                     F - 21

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     10,000 shares of the Company's common stock. The stock options vest as to one third of such shares on each of the six month, first, and second year anniversaries of the date of grant, provided, however, that all of such options shall be immediately exercisable upon any change in control as defined in the Plan.

     CONSULTING AGREEMENTS
     In May 2005, the Company entered into a one year consulting agreement with
     Summit Financial Partners, LLC ("Summit") in which Summit agreed to provide the Company with certain corporate finance and strategic advisory services.
     Compensation under this arrangement consists of (a) 1,050,000 fully vested and non-forfeitable shares of the company's restricted common stock (Note
     10), and (b) success fees ranging from 3% to 7% of the gross amount of certain types of investing and financing transactions in which the consultant has acted in the capacity of an intermediary or transaction advisor. In August 2005, the Company paid a $28,500 success fee to Summit for services rendered in connection with a private placement of its common stock. The fair value of the Company's common stock was deemed to be $1.00 per share on the date of grant based on the price of shares issued in a recently completed private placement transaction. The Company cancelled its consulting agreement with Summit effective October 6, 2005. Summit retained
     200,000 shares of the Company's common stock in connection with the termination of this agreement.

     On June 13, 2005, the Company entered into a twenty-one-month consulting agreement with Stronghurst LLC ("Stronghurst"), in which Stronghurst agreed to provide the Company with certain types of corporate finance services in exchange for 750,000 shares of Common Stock.

     The Company issued 375,000 of these shares to Stronghurst upon entering into the agreement. The remaining shares were placed in as escrow account from which the Company would release 187,500 shares in March 2006 and
     187,500 shares in September 2006. All shares issued under this arrangement were subject to rescission by the Company in the event that the Company did not complete its acquisition of SendTec. In January 2006, the Company completed its acquisition of SendTec.

                                     F - 22

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     On August 17, 2005, the Company entered into an investment banking agreement (the "Investment Banking Agreement") with Janney Montgomery Scott
     LLC ("Janney") in which Janney agreed to provide the Company with financial advisory and investment `banking services in connection with its investment in and proposed acquisition of SendTec (Notes 2 and 13). In exchange, the
     Company agreed to pay Janney a cash fee equal to 5% of the gross proceeds received upon the completion of a private placement transaction, subject to a reduction of 1% based on the participation of certain prospective investors previously identified by the Company, plus up to $25,000 in expense reimbursements whether or not a private placement transaction is consummated. The Company made a $25,000 retainer payment to Janney upon executing the Investment Banking Agreement, which is included in deferred financing costs in the accompanying balance sheet.

     The Company terminated its agreement with Janney upon the completion of its private placement of preferred stock (Note 10).

     On November 30, 2005, the Company purchased a customer list from, and entered into a one-year consulting agreement with Elite Card Services, Inc.
     ("Elite"). The purchase price for the customer list amounted to $320,000 of which the Company paid $220,000 upon signing and accrued an additional
     $100,000 payable in two installment of $50,000 thirty and sixty days following the execution agreement. The Company has agreed to pay compensation to the consultant for service to be rendered during the one-year term of the agreement of $300,000 in cash payable in equal semi-monthly or bi-weekly installments during the term agreement plus
     90,000 shares of common stock and 600,000 five-year options exercisable at
     $3.85 per share. This option becomes exercisable as to one-third of such shares on each of the six month, first, and second year anniversaries of the date of grant.

     The Company recorded aggregate stock based compensation of $99,054 based on the fair value of the common stock and common stock purchase options it issued under the arrangement. This amount is included as a component of other general and administrative expenses in the accompanying statement of operations for the year ended December 31, 2005.

     OPERATING LEASE
     The Company leases office space under an operating lease, originally entered into by Omni Point, which expires in September 2009. Rent expense under this arrangement is recorded using the straight-line method over the term of the lease. The difference between rent expense recognized on the straight-line method and actual rental payments is presented as a deferred rent liability in the accompanying consolidated balance sheet.

     Future minimum lease payments subsequent to December 31, 2005 are as follows:

                    Years ending December 31:
                    2006                             $261,000
                    2007                              268,000
                    2008                              276,000
                    2009                              212,000
                                             -------------------
                                                   $1,017,000
                                             ===================

     Rent expense amounted to $396,157 and $239,129 for the years ended December
     31, 2005 and 2004, respectively.

     LEGAL CONTINGENCIES
     Through December 31, 2005, the Company and/or Omni Point have been named as defendants in two separate claims made by customers arising in the ordinary course of its business and one employment related claim. The

                                     F - 23

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Company believes it has substantial defenses and intends to vigorously defend itself against any all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations. Omnipoint has been named as a defendant in a certain employment related claim which to date has not been asserted against the Company. Although the Company is not a defendant in this matter at this time, there can be no assurance that the plaintiffs will not attempt to assert this claim against the Company in the future or that such claim, if asserted, will not result in a material loss to the Company. The range of loss with respect to this matter, if any, cannot be quantified.

     Subsequent to December 31, 2005, the Company received notices of complaint from plaintiffs in three additional matters arising in the course of business, which are more fully described in Note 14.

     On December 15, 2004, the Federal Bureau of Investigation served Omni Point with a search warrant regarding the alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately
     $135,000. Management believes the investigation resulted from a former independent contractor of the Company using the alleged unlicensed software on the Company's behalf and without the Company's knowledge. Management and legal counsel are currently unaware of any additional developments in the investigation. The United States Attorney's Office had then indicated
     that it would contact with Company's legal counsel as the investigation continues. The Company has not received any further communications with respect to this matter; however, there can be no assurance that this matter, if further investigated, will not have a material adverse effect on the Company.

NOTE 10 - STOCKHOLDERS' EQUITY

     Common Stock
     As described in Note 9, the Company entered into a consulting agreement with Summit providing for 1,050,000 shares of stock based compensation including 200,000 shares issued directly to Summit by the Company and
     850,000 shares transferred to Summit by certain stockholders of the
     Company. The Company cancelled its consulting agreement with Summit effective October 6, 2005. Summit retained 200,000 shares of the Company's common stock in connection with the termination of this agreement.
     Accordingly, the Company recorded $200,000 of consulting expense under this arrangement for the year ended December 31, 2005. The Company recorded stock based compensation under these arrangements using the measurement date guidelines prescribed in EITF 96-18. All shares issued under this arrangement were fully vested and non-forfeitable at their date of issuance.

     As described in Note 9, the Company entered into a consulting agreement with Stronghurst providing for 750,000 shares of stock based compensation, subject to rescission by the Company in the event that the Company does not complete the SendTec transaction. Accordingly, the Company recorded
     $750,000 of deferred compensation at the inception of the agreement.

     The Company recorded compensation expense under these arrangements using a fair value for its common stock of $1.00, which is equal to the selling price of the Company's common stock in a recently completed private placement transaction.

     In June 2005, the Company under a private placement memorandum of April
     2005 (the "April Offering") issued $500,000 in Units, each Unit consisting of 50,000 shares of common stock with ten-year warrants to purchase 25,000 shares of the Company's common stock exercisable at $2.00 per share.

                                     F - 24

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     On June 22, 2005, the Company commenced a private placement (the "June
     Offering") of up to $4,000,000 in units for a purchase price of $100,000 per unit, each unit consisting of 50,000 shares of the Company's common stock, par value $0.001 per share and a three-year warrant to purchase
     25,000 shares of Common Stock at $3.50 per share. On June 30, 2005, the
     Company sold 20.97 units under the June offering to accredited investors for net proceeds of $1,955,527 and issued an aggregate of 1,000,000 shares of common stock, plus warrants to purchase 500,000 shares of the Company's common stock at $3.50 per share. The Company also issued 48,515 shares of its common stock and 24,257 common stock purchase warrants to its legal counsel for services rendered in connection with completing this transaction.

     The Units in the June Offering were concurrently issued with a registration rights agreement requiring the Company to register, within 45 days of the closing of the final sale under the June Offering, a registration with the
     SEC and to use its best efforts to cause such registration statement to be declared effective upon the earlier of (i) 120 days from the filing date,
     (ii) 10 days within following the receipt of a "No Review Letter" from the
     SEC or (iii) the first business day following the day the SEC determined such registration statement to eligible to become effective. The agreement further provides that in the event that the Company is not successful in its efforts to cause such registration statement to be declared effective within certain contractually defined periods of time, the Company would be obligated to pay liquidated damages of 1% of the purchase price per month, payable in stock, up to a maximum of 12%.

     In accordance with view C of EITF 05-04, the Company classified the common stock purchase warrants it issued in the June Offering as equity instruments. In addition, the liquidated damages, as a separate derivative financial instrument, were not characterized as liabilities since such damages, if any would be settled in shares of the Company's common stock.

     The Company was in default of its obligation register for resale, the shares it issued in the June offering within the contractual time period.
     On October 31, 2005 the Board of Directors of the Company ratified waivers obtained from a majority of the purchasers in the June 30, 2005 offering and entered into new Consent and Waiver Agreements containing amended registration obligations of the Company. The Company contemplates that the securities sold in the June 30, 2005 private placement will be registered for resale contemporaneously with the registration of the securities issued in connection with the financing of the Asset Purchase.

     On June 27, 2005, the Company issued 550,000 shares of common stock in connection with the exercise of a warrant to purchase 550,000 shares of common stock for net proceeds of $137,500.

     As described in Note 9, the Company granted 300,000 shares of common stock to its Chief Executive Officer on July 13, 2005. The Company valued these shares at $1.00 per share based upon the selling price of shares it issued in a recently completed private placement transaction. This award was amended upon the Chief Executive Officer's resignation on November 10,
     2005. In connection with such resignation, the Chief Executive Officer returned and the Company cancelled 200,000 shares of common stock previously issued under this arrangement. Accordingly, for the year ended
     December 31, 2005, the Company recorded salary expense of $100,000.

     As described in Note 9, the Company granted 80,000 shares of common stock to its Chief Operating Officer on July 13, 2005. The Company valued these shares at $1.00 per share based upon the selling price of shares it issued in a recently completed private placement transaction. In December 2005, the Chief Operating Officer resigned. Accordingly, for the year ended
     December 31, 2005, the Company recorded salary expense of $80,000.

     As described in Note 9, the Company granted 10,000 shares of common stock to its senior vice president of sales and marketing who is also serving as the Company's interim chief executive officer on November 16, 2005. The
     Company valued these shares at $1.35 per share based upon the selling price of shares it issued in a

                                     F - 25

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     recently completed private placement transaction. Accordingly, the Company recorded deferred compensation of $13,500, which is being amortized over the 12-month term of the employment agreement. For the year ended December
     31, 2005, amortization of this deferred compensation amounted to $1,125 and is included in salaries.

     As described in Note 9, the Company entered into a consulting agreement with Elite providing for 90,000 shares of stock based compensation. The
     Company recorded stock based compensation under these arrangements using the measurement date guidelines prescribed in EITF 96-18. Accordingly, the
     Company recorded deferred compensation of $121,500, which is being amortized over the 12-month term of the consulting agreement. All shares issued under this arrangement were fully vested and non-forfeitable at their date of issuance. For the year ended December 31, 2005, amortization of this deferred compensation amounted to $10,125 and is included in other general and administrative expense.

     In December 2005, the Company issued 50,000 shares of common stock in connection with the exercise of a warrant to purchase 50,000 shares of
     Common Stock for net proceeds of $12,500.

     NON-EMPLOYEE OPTION GRANT
     As described in Note 9, the Company granted five-year options to purchase a total of 600,000 shares of its common stock, exercisable at $3.85 per share. This option becomes exercisable as to one-third of such shares on each of the six month, first, and second year anniversaries of the date of grant. The Company has accounted for these in accordance with the provisions of EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the options vested at the end of each period until the options are fully vested. Accordingly, the Company recorded deferred compensation of $1,067,152, which is being amortized over the 12-month term of the consulting agreement. For the year ended December 31, 2005, amortization of this deferred compensation amounted to $88,929 and is included in other general and administrative expense.

     PREFERRED STOCK
     On October 28, 2005, the Company filed a Certificate of Designation authorizing the issuance of up to 1,500,000 shares of its Series A
     Convertible Preferred Stock, par value $0.001 per share (the "RelationServe
     Preferred").

     On October 31, 2005 the Company sold in a private placement 762,199 shares of its newly created Series A Preferred Stock for proceeds amounting to
     $10,289,690. The Series A Preferred is mandatorily convertible into shares of the Company's common stock at such time that the Company completes its consolidation with STAC or, in the event that the Company does satisfy the
     Consolidation Milestones to complete the Consolidation, at the option of the holder, each at the then effective conversion price. The conversion price is based upon a formula that currently results in a 10 to 1 conversion ratio or price or $1.35 per share. The Company used $10,000,000 the proceeds it received from this transaction to purchase the Common Stock of STAC (Note 5) and the remainder for general corporate and working capital purposes.

     The Series A Preferred also features (1) a liquidation preference entitling the holders of the Series A Preferred to be paid an amount equal to their original purchase price of $13.50 per share (subject to adjustment for stock splits, stock dividends, recapitalizations and similar events) upon a liquidation event as defined, and (2) a right to participate in dividends, on a pro rata basis with the common stockholders, based upon the number of common shares into which the Series A are convertible, if and when declared by the Board of Directors.

     The holders of the Series A Preferred are also entitled to vote separately and as a class, on all matters affecting the rights, value or ranking of the Series A Preferred and on all matters in which the common stockholders are entitled to vote in the same manner and with the same effect as the common stockholders, based on the number of common shares into which the then outstanding Series A Preferred is convertible.

                                     F - 26

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     The Company is also obligated to reserve at all times, such number of shares of its common stock sufficient for issuance upon the conversion of its redeemable preferred stock.

     The Company accounted for the issuance of its Series A Preferred stock in accordance with the provisions of EITF 98-5 and EITF 00-27, both titled
     "Convertible Securities with Beneficial Conversion Features and
     Contingently Adjustable Conversion Ratios." Accordingly the Company
     recorded a $10,289,690 deemed dividend for the beneficial conversion feature associated with the difference between fair value of the Company's
     Common's Stock of $3.97 per share and the active conversion price of $1.35 per share in effect at the commitment date of this transaction.

     The Company concurrently entered into a Registration Rights Agreement with each of the purchasers of the RelationServe Preferred. Pursuant to such
     Registration Rights Agreement, the Company is required to file within 45 days, and cause to be declared effective within 120 days, a registration statement with the SEC for the resale of the shares of common stock underlying this arrangement. If the Company fails to cause such registration statement to be declared effective within 120 days of its filing and/or fails to maintain the effectiveness of the registration statement while the shares of common stock underlying the Series A
     Preferred remain outstanding, it will be required to pay liquidated damages to the holders of the Series A Preferred of 1% per month of the aggregate purchase for such period of time that it is not in compliance.

     As described above, the Company accounts for registration rights that contain liquidating damage provisions as separate derivative financial instruments in accordance with view C of EITF 05-4. Accordingly, the
     Company recorded a registration rights liability in the amount of $75,000.
     The Company determined the amount of liability based on the present value of the penalty that would accrue during the period of time in which the transfer of the shares would be restricted under Rule 144, adjusted for its estimate of the probability of its failure to comply with the registration rights agreement.

NOTE 11 - STOCK OPTION PLANS

     2005 NON-EMPLOYEE DIRECTORS' PLAN
     On June 16, 2005, the Company granted an option to purchase 1,000,000 shares of common stock to a non-employee director under its 2005
     Non-Employee Directors' Plan (the "Directors Plan"). The option was exercisable six months after the approval of the Directors' Plan by the
     Company's stockholders, expires on June 16, 2010 and is exercisable at
     $1.00 per share, which was deemed to be the fair market value of the
     Company's common stock at the date of grant based upon the selling price of shares it issued in the April offering. Accordingly, no compensation expense has been recognized.

     On August 9, 2005, by written consent, a majority of the Company's stockholders approved the Company's 2005 Non-Employee Directors Stock
     Option Plan (the "Plan"). The Plan was ratified by the same majority of stockholders in existence at the date the grant was approved. Accordingly, the measurement date was determined to be the date of grant. The Directors
     Plan provides for the grant of up to 2,000,000 non-qualified stock options to non- employee directors of the Company. The plan also provides for (a)
     each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50%
     would become exercisable on the date which is one year from the date of grant and the remaining 50% would be come exercisable on the date which is two years from the date of grant, and (b) for each such director to be granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which
     50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors
     Plan have a maximum term of ten years subject to accelerated vesting in the event of a change in control of the Company. On October 31, 2005, the
     Chairman of the Board of Directors resigned from his position. Upon such resignation, the Company

                                     F - 27

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     accelerated the vesting of 1,000,000 stock options previously awarded to the Chairman under the Directors' Plan.

     2005 INCENTIVE STOCK PLAN
     On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the
     "Plan"), which was subsequently approved by stockholders. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. As of
     December 31, 2005, options to purchase 2,719,000 shares of common stock have been granted under the Plan.

     The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company's common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company's stock, options may not be granted at less than
     110% of the fair value of the Company's common stock on the date of grant and the term of such options may not exceed 5 years.

     On June 21, 2005, the Company granted options to purchase an aggregate of
     2,019,000 shares of common stock to employees of the Company. The options are exercisable at $3.85 per share. The fair market value of the common stock was deemed to be $1.00 per share at the grant date based upon the selling price of shares issued in a recently completed private placement transaction. Accordingly, under APB 25, no compensation expense was recognized. The options vest as to 25% six months following the date of grant and 25% on each of the first, second and third anniversaries of the date of grant and expire. These options expire upon the earlier of June 21,
     2015, or the employees' separation of employment with the Company.

     As described in Note 9, on November 30, 2005, the Company granted options to purchase an aggregate of 100,000 shares of common stock to an employee of the Company. The option is exercisable at $3.85 per share. The fair market value of the common stock was deemed to be $1.35 per share at the grant date based upon the selling price of shares issued in a recently completed private placement transaction. Accordingly, under APB 25, no compensation expense was recognized. The stock options vest as to one third of such shares on each of the six month, first, and second year anniversaries of the date of grant, provided, however, that all of such options shall be immediately exercisable upon any change in control as defined in the Plan. These options expire upon the earlier of November 16,
     2010, or the employees' separation of employment with the Company. The
     Company also granted 600,000 options to a non-employee under a consulting agreement described in Notes 9 and 10 that were accounted for in accordance with EITF 96-18.

     A summary of the status of the Company's outstanding stock options granted to employees and a director as of December 31, 2005 and for the year then ended is as follows:

                                                                                 Number              Weighted
                                                                                   of                Average
                                                                                Options           Exercise Price
                                                                              --------------     ----------------

     Outstanding at December 31, 2004                                                     --               $0.00

     Granted                                                                       3,119,000                2.98

     Forfeited                                                                     (431,000)                3.85

     Outstanding at December 31, 2005                                              2,688,000               $2.98

     Weighted Average fair value of options granted during the period                                      $2.98

                                     F - 28

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                           Number                                                     Number
      Range of         Outstanding at     Weighted Average                        Exercisable at
      Exercise          December 31,         Remaining       Weighted Average      December 31,     Weighted Average
       Price                2005          Contractual Life    Exercise Price           2005          Exercise Price
-----------------  --------------------- ------------------  ------------------ ------------------- --------------------

$          1.00               1,000,000      4.46 Years      $          1.00            1,000,000    $           1.00
$          3.85               1,688,000      9.60 Years                 3.85              222,000                3.85
                              2,688,000                      $          2.98            1,222,000    $           1.51
                          =============                      =================  ===================  ===================

NOTE 12 - INCOME TAXES

     For the period of May 16, 2005 through December 31, 2005, the Company incurred book losses of approximately $2,800,000 and anticipates having a tax loss for the period of May 16, 2005 through December 31, 2005 of approximately $2,500,000. The Company currently estimates that it has deferred tax assets of approximately $1,800,000, which principally relate to (i) losses it incurred during the initial period in which it has been operating as a C Corporation, (ii) its allowance for doubtful accounts, and
     (iii) approximately $1,000,000 of book to tax basis differences arises in connection with its equity investment in STAC . The Company fully reserved for this amount due to the fact that it is still operating within its initial period as a C Corporation and substantial uncertainty exists as to the utilization of any of its deferred tax assets in future periods. In addition, the utilization of any net operating losses that the Company has generated to date may be subject to substantial limitations due to the
     "change of ownership" provisions under Section 382 of the Internal Revenue
     Code and similar state provisions.

NOTE 13 - RELATED PARTY TRANSACTIONS

     For the year ended December 31, 2005, the Company recognized revenues from two companies related to a stockholder of the Company in the aggregate amount of $590,000. At December 31, 2005, these companies did not owe the
     Company and funds. The Company also appointed a new Chairman to its Board of Directors to whom it made a $100,000 payment for expenses incurred during the course of performing services for the Company. Effective
     November 1, 2005, the Company agreed to pay its Chairman compensation in the amount of $4,000 per week. The Company accrued compensation expense under this arrangement of $35,200, which is included as a component of compensation expense in the accompanying statement for the year ended
     December 31, 2005.

     For the year ended December 31, 2005, the Company paid to a company 100%
     owned by its chief financial officer $40,610 for accounting services rendered.

NOTE 14 - SUBSEQUENT EVENTS

     CONSOLIDATION WITH STAC
     The Company delivered satisfactory evidence of its completion of the
     Consolidation Milestones on or about February 1, 2006 and as a result thereof completed its acquisition of the entire SendTec business through its consolidation with STAC on February 3, 2006. The Company acquired
     SendTec for the purpose of expanding its existing business operations to include a greater variety of marketing channels. The Company believes that its acquisition of SendTec will enable it increase its market share in the on-line and direct marketing business by creating superior value for its customers in the execution of their marketing campaigns.

     Upon Consolidation, (i) the STAC Debentures became convertible at a conversion price of $1.50 per share into the Company's Common Stock; (ii)
     seven-year warrants to purchase 10,081,607 shares of the Company's Common
     Stock were issued to the STAC Debenture purchasers exercisable at $0.01 per share; (iii) the STAC

                                     F - 29

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Preferred Stock was redeemed by STAC for its initial purchase price
     $280,351, (iv) the Company Series A Preferred was automatically converted into 7,621,991 shares of the Company's Common Stock and (v) members of STAC
     Management exchanged their shares in STAC for an aggregate of 9,506,380 shares of the Company's common stock. In addition, upon Consolidation, the
     Company and each of its subsidiaries executed and delivered a "Transaction
     Guaranty" and the "Guarantor Security Agreement" to guaranty the timely payment of amounts due under the STAC Debentures and pledging the assets of the Company and its affiliates.

     The following table provides a preliminary estimate of the Company's allocation of its purchase to the fair value of assets acquired and liabilities assumed in this transaction:

        Consideration Paid                                   $     39,850,000
                                                             -
            Transaction expenses                                      580,000
            Total purchase cost                              $     40,430,000
                                                             -

        Asset acquired                                             14,300,000
        Liabilities assumed                                      (10,700,000)
                                                                 ------------
        Net assets acquired                                        3,600,000
                                                                 ------------

        Purchase price in excess of net assets acquired     $      36,830,000
                                                            -

        Allocated to
            Covenant not to compete                                 1,866,000
            Goodwill                                        $      34,964,000
                                                            -

     The following unaudited pro-forma information reflects the results of continuing operations of the Company as if the acquisitions had been consummated as of January 1, 2005:

                                                             2005
         Revenues                                        $49,000,000
         Net Loss                                          14,550,000
         Net Loss per share                                     ($.35)

     The Company's allocation of its purchase price to the net assets of SendTec and presentation of the pro forma results is preliminary. This information, which is based on significantly limited information, is being presented for illustration purposes only and is not indicative of the results that the
     Company would have achieved or could potentially achieve in future periods had it completed this transaction as of the dates indicated. The actual allocation of the purchase price will be based on valuation studies that have not yet been performed.

                                     F - 30

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     LEGAL CONTINGENCY
     On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink)
     filed a complaint against the Company and Omnipoint for allegedly violating the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. Info Link seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages, which are considered to be highly speculative by the Company and legal counsel. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter, however; its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or the results of operations.

     On February 17, 2006, the Law Offices of Robert H. Weiss PLLC ("Weiss")
     filed a complaint against the Company and Omni Point for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive
     Practices Act. Weiss seeks compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also has accounts receivable due from Weiss of approximately $387,000 which are fully reserved. This case is initial stages. The Company intends to vigorously defend itself with respect to this matter, however; its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or the results of operations.

     On March 6, 2006 Boston Meridian LLC ("Boston Meridian") filed a complaint in the United States District Court District of Massachusetts alleging it is due certain fees and expense reimbursements in connection with the acquisition of the business of SendTec from theglobe.com inc.

     Boston Meridian seeks an aggregate of $917,302 in fees and expenses and
     100,000 shares of Company common stock. The Company believes the litigation is without merit and intends to vigorously defend against the complaint.
     The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or the results of operations.

     EMPLOYMENT AGREEMENTS
     Paul Soltoff became Chief Executive Officer of STAC pursuant to an
     Employment Agreement dated October 31, 2005 and of the Company on February
     3, 2006. The Agreement provides that Mr. Soltoff will serve as Chief
     Executive Officer for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $400,000, as well as such incentive compensation and bonuses as the
     Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

     Donald Gould became Chief Financial Officer of STAC pursuant to an
     Employment Agreement dated October 31, 2005 and of the Company on February
     3, 2006. The Agreement provides that Mr. Gould will serve as Chief
     Financial Officer for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $225,000, as well as such incentive compensation and bonuses as the
     Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

     Eric Obeck became President of STAC pursuant to an Employment Agreement dated October 31, 2005 and of the Company on February 3, 2006. The
     Agreement provides that Mr. Obeck will serve as President for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $325,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

                                     F - 31

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     Securities Purchase Agreement with Sunrise Equity Partners, L.P.

     On February 3, 2006, the Company and Sunrise Equity Partners, L.P.
     ("Sunrise") entered into a Securities Purchase Agreement pursuant to which the Company sold to Sunrise 500,000 shares of Company Common Stock for
     $750,000, of which the Company received net proceeds of $675,000 after deducting fees and expenses of $75,000. The Company granted Sunrise unlimited and customary "piggyback" registration rights as well as registration rights similar to the registration rights granted by the
     Company in connection with that certain Registration Rights Agreement dated
     October 31, 2005 with its then holders of Series A Preferred Stock. As a result, the Company is obligated to file a Registration Statement on or before 45 days after the Consolidation pursuant to the Registration Rights
     Agreement described above. The registration rights will survive until such time as the Company Common Stock may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

     STAC DEBENTURE AND WAIVER
     The STAC Debenture provides, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. The STAC
     Debenture also required STAC, and the Company beginning on the date of
     Consolidation to comply with certain financial covenants and provide for the Debenture holders to Participate in subsequent financing transactions.
     The Company and STAC were not in compliance with financial covenants stipulated in the STAC Debenture prior to and as of, respectively the date of consolidation.

     On February 3, 2006, the Company and the Debenture holders entered into a letter agreement pursuant to which the debenture holders agreed to (a)
     forbear to call a covenant default of STAC's breach of the financial covenants, (b) amend the STAC Debenture to substantially eliminate the requirement for the Company to comply with the financial covenants at any time up to the date of consolidation and during the year ended December 31,
     2006 and (c) consent to the Company's sale of common stock to Sunrise described above, in exchange for 525,000 shares of Common Stock with an aggregate fair value of 1,443,750.

     SEVERANCE AGREEMENT WITH FORMER PRESIDENT
     Effective February 3, 2006, the Company and its former President entered into a Release and Employment Severance Agreement pursuant which provided for (i) the former President to resign from her position with the Company,
     (ii) the Company to make severance payments in the aggregate amount of
     $50,000, (iii) the accelerated vesting of options to purchase 100,000 shares of Company Common Stock, (iv) the former President's release of all claims, promises, causes of action that she has or may have against the
     Company and (v) the former President's promise not to disclose confidential information relating to the Company.

     2006 INCENTIVE STOCK PLAN
     The 2006 Incentive Plan was adopted by the Board of Directors on March 3,
     2006 but is still subject to approval by our stockholders. An aggregate of
     2,700,000 shares of Common Stock have been reserved for issuance under the
     2006 Incentive Plan. The purpose of the 2006 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2006
     Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The maximum number of shares of common stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed 1,000,000 shares in order to qualify as performance-based compensation under Section 162(m) of the Code. The
     2006 Incentive Plan is currently administered by the Board or a Committee of the Board of Directors. As of March 13, 2005, no shares of Common Stock have been issued under the 2006 Incentive Plan and no options to purchase shares of Common Stock were outstanding.

                                     F - 32

                                      RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

     EQUITY TRANSACTIONS
     In January 2006, the Company issued 50,000 shares of common stock in connection with the exercise of a warrant for net proceeds of $12,500.

     In February 2006, the Company issued 2,664,398 shares of common stock in connection with the exercise of warrants through a cashless exercise provision in the warrants equaling 9,549.81 shares of common stock.

     The Company also issued 200,000 shares of common stock in February 2006 in connection with the exercise of a warrant for net proceeds of $50,000.

     OPTION GRANTS
     In March 2006 the Company granted in the aggregate, options to purchase
     1,700,000 shares of common stock to employees of SendTec. The options have an exercise price of $1.80 and expire in March 2006.

                                     F - 33