Form 10QSB
period 2006-03-31
RELATIONSERVE MEDIA INC
filed 2006-05-22
CIK 1296001

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from                      to

Commission File Number:      000-51702

RELATIONSERVE MEDIA, INC.
(Exact Name Of Small Business Issuer As Specified In Its Charter)

Delaware	43-2053462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6700 North Andrews Avenue, 2nd Floor
Fort Lauderdale, Florida 33309
(Address of Principal Executive Offices)

(954) 202-6000
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 42,755,082 shares at May 16, 2006

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [x]

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
FORM 10-QSB
QUARTERLY PERIOD ENDED MARCH 31, 2006

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006
(Unaudited)

ASSETS
Current assets
Cash	$5,270,406
Accounts receivable, less allowance for doubtful accounts of $841,000	11,283,994
Prepaid expenses and other current assets	370,466
Total current assets	16,924,866

Property and equipment, net	1,728,554
Intangible assets, net	5,816,502
Goodwill	40,489,056
Other assets	49,196
Total assets	$65,008,174

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,470,868
Accrued expenses	614,551
Accrued compensation	135,055
Accrued commissions	310,102
Accrued penalty – registration rights	265,000
Deferred revenue	1,387,794
Customer deposits	486,204
Total current liabilities	12,669,574

Debentures payable, net of debt discount of $33,396,667	1,553,333
Deferred rent	306,549

Total liabilities	14,529,456

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 1,500,000 authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 90,000,000 shares authorized; 40,741,920 shares issued and outstanding	40,742
Deferred compensation	(3,906,357)
Additional paid in capital	72,556,841
Accumulated deficit	(18,212,508)

Total stockholders’ equity	50,478,718

Total liabilities and stockholders’ equity	$65,008,174

See Notes to Unaudited Condensed Consolidated Financial Statements

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
Revenues, net	$8,513,022	$2,691,670

Cost of revenues	5,782,180	470,437

Gross profit	2,730,842	2,221,233

Operating expenses
Salaries	1,678,413	325,202
Bad debt	256,054	300,401
Commissions	163,329	514,333
Professional fees	539,854	22,443
Advertising and trade shows	42,406	135,853
Depreciation and amortization	277,362	45,405
Other general and administrative	1,492,225	317,870

Total operating expenses	4,449,643	1,661,507

(Loss) Income from operations	(1,718,801)	559,726

Other income (expense)
Registration rights penalty	60,000	—
Covenant penalty	(1,443,750)	—
Loss on equity-method investment	(153,389)	—
Interest income	18,419	—
Interest expense	(1,897,008)	—

Total other expense	(3,415,728)	—

(Loss) Income before provision for income taxes	(5,134,529)	559,726

Provision for income taxes	—	—

Net (loss) income attributable to common stockholders	$(5,134,529)	$559,726

Net (loss) income per common share: basic and diluted	$(0.14)	$0.05

Weighted average number of common shares outstanding: basic and diluted	37,261,031	12,001,000

See Notes to Unaudited Condensed Consolidated Financial Statements

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(Unaudited)

	Preferred Stock $.001 Par Value		Common Stock $.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Deferred Compensation	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance – January 1, 2006	762,199	$10,289,690	19,671,015	$19,671	$(1,851,973)	$16,651,325	$(13,077,979)	$12,030,734
Conversion of preferred stock into common stock	(762,199)	(10,289,690)	7,621,990	7,622	—	10,282,068	—	—
Common stock issued in private placement	—	—	500,000	500	—	674,500	—	675,000
Common stock issued in STAC acquisition	—	—	9,506,380	9,506	—	5,296,517	—	5,306,023
Common stock issued upon exercise of warrants	—	—	2,914,399	2,915	—	59,585	—	62,500
Beneficial conversion feature of warrants issued to debenture holders	—	—	—	—	—	34,950,000	—	34,950,000
Common stock issued to debenture holders pursuant to letter agreement	—	—	525,000	525	—	1,443,225	—	1,443,750
Common stock issued as employee compensation	—	—	3,136	3	—	8,934	—	8,937
Adjustment of previous financing costs	—	—	—	—	—	(1,442)	—	(1,442)
Allocation of consulting agreement to acquisition costs	—	—	—	—	750,000	—	—	750,000
Grant of common stock options	—	—	—	—	(3,192,129)	3,192,129	—	—
Amortization of deferred compensation	—	—	—	—	387,745	—	—	387,745
Net loss	—	—	—	—	—	—	(5,134,529)	(5,134,529)
Balance – March 31, 2006	—	$—	40,741,920	$40,742	$(3,906,357)	$72,556,841	$(18,212,508)	$50,478,718

See Notes to Unaudited Condensed Consolidated Financial Statements

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(5,134,529)	$559,726
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	564,591	160,291
Stock-based compensation	396,684	—
Non-cash interest	1,553,333	—
Covenant penalty	1,443,750	—
Provision for bad debt	256,054	—
Loss on equity-method investment	153,389	—
Changes in assets and liabilities:
Accounts receivable	(2,408,189)	(801,036)
Due from former members of LLC	—	140,312
Prepaid expenses and other current assets	(47,914)	(15,455)
Other assets	(1,177)	—
Accounts payable	(1,514,461)	187,508
Accrued expenses	(786,862)	114,647
Accrued compensation	(147,418)	—
Accrued commissions	(133,467)	140,264
Deferred rent	(11,191)	(6,117)
Deferred revenue	867,281	—
Customer deposits	94,314	(40,000)
Total adjustments	278,717	(119,586)
Net cash (used by) provided by operating activities	(4,855,812)	440,140
CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase accounting	9,347,155	—
Cash received in reconciliation of asset purchase	318,670	—
Purchase of property and equipment	(209,040)	(26,098)
Investment in prospective acquiree	(193,385)	—
Purchase of intangible assets	(31,154)	(408,227)
Net cash provided by (used by) investing activities	9,232,246	(434,325)
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales of common stock	675,000	—
Proceeds received upon exercise of warrants	62,500	—
Payments on notes payable	—	(60,000)
Net cash provided (used) by financing activities	737,500	(60,000)
Net increase (decrease) in cash	5,113,934	(54,185)
Cash – beginning of period	156,472	154,379
Cash – end of period	$5,270,406	$100,194
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$535,901	$—
Income taxes	$—	$—
Non-cash investing activities
Issuance of common stock in connection with consolidation	$5,306,022	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto of RelationServe Media Inc. (the ‘‘Company’’ or ‘‘RelationServe’’) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The unaudited condensed consolidated financial statements contained herein include commencing February 1, 2006 the results of SendTec Acquisition Corp. (‘‘STAC’’) which became a wholly-owned subsidiary of the Company on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec. As of October 31, 2005 and through February 1, 2006, the Company retained approximately 23% of the total voting interests in STAC. Accordingly, from October 31, 2005 through February 1, 2006, the Company accounted for its investment in STAC in accordance with the provision of APB 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ which provides that companies must record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. The Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period from October 31, 2005 through December 31, 2005 and a $153,389 charge for its proportionate share of STAC’s losses for the month ended January 31, 2006.

Organization

RelationServe Media, Inc. (the ‘‘Company’’) is a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. The Company operates two primary businesses and since February 2006 the Company's SendTec marketing services business has become its dominant operation. On March 17, 2006, our board of directors authorized that our name be changed to SendTec, Inc., subject to stockholder approval. SendTec is a marketing company, primarily involved in direct response marketing. In addition to SendTec, the Company also owns and operates two smaller businesses, RelationServe Access (‘‘Access’’), and Friendsand.com (‘‘Friendsand’’).

The Company was originally formed as Chubasco Resources Corp. (‘‘Chubasco’’) in the State of Nevada as an exploration stage company engaged in the business of mineral exploration.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION (continued)

RelationServe, Inc., was incorporated in Delaware in March 2005. RelationServe, through its wholly-owned subsidiary, Access, purchased certain assets and assumed certain liabilities of Omni Point Marketing LLC (‘‘Omni Point’’), and through its wholly-owned subsidiary, Friendsand, acquired all of the outstanding membership interests of Friendsand, LLC, a Delaware limited liability company related to Omni Point by common ownership (the ‘‘Affiliated Company’’ or ‘‘Friends LLC’’). RelationServe completed these transactions simultaneously on May 16, 2005. Prior to such acquisitions, RelationServe, Inc. had no operating business or assets. RelationServe acquired the net assets and business of Omni Point and membership interests of Affiliated Company for a combination of cash in the amount of $150,000, a two-year promissory note in the principal amount of $700,000, and 8,000,000 shares of its Common Stock. RelationServe, which had no business operations prior to these transactions, accounted for its acquisition of Omni Point’s net assets and merger with Affiliated Company as a recapitalization because Omni Point and the former member of Affiliated Company gained control of a majority of RelationServe’s Common Stock upon completing these transactions. Accordingly, Omni Point and Affiliated Company are deemed to be the acquirer for accounting purposes.

On June 13, 2005, RelationServe and Chubasco completed a reverse merger (the ‘‘Merger’’). Pursuant to the terms of the merger agreement, the Company acquired all of the issued and outstanding capital stock of RelationServe on a one-for-one basis in exchange for 13,326,000 shares of its $0.001 par value Common Stock. In addition, certain of Chubasco’s stockholders simultaneously cancelled an aggregate of 6,800,000 shares of their Common Stock upon completing the Merger. Each share of RelationsServe Common Stock (13,326,000) and each RelationsServe warrant (6,562,500) outstanding prior to the Merger was automatically converted into an equivalent number of shares of the Company’s Common Stock and an equivalent number of warrants to purchase shares of the Company’s Common Stock, upon completion of the Merger. As a result, RelationsServe’s former stockholders became the Company’s majority stockholders and RelationsServe became the Company’s wholly-owned subsidiary. Chubasco’s stockholders retained 3,216,500 shares of the Company’s Common Stock. In addition, the Company assumed a $700,000 promissory note due in May 2007 that RelationServe issued, which was prepaid during 2005, as partial consideration in a previous purchase of net assets described above, all prior business operations of Chubasco ceased and the Company’s principal executive offices were relocated to Fort Lauderdale, Florida.

In addition, the acquisition of RelationServe by the Company was accounted for as a reverse merger because on a post-merger basis, the former RelationServe stockholders hold a majority of the outstanding Common Stock of the Company on a voting and fully diluted basis. As a result, RelationServe was deemed to be the acquirer for accounting purposes. Accordingly, the consolidated financial statements presented for the period ending March 31, 2005, are those of RelationServe and Omni Point and Affiliated Company for all periods prior to the acquisition, and the financial statements of the consolidated companies from the acquisition date forward. The historical stockholders' deficit of RelationServe prior to the acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any differences in the par value of the Company and RelationServe's Common Stock, with an offset to additional paid-in capital. The restated consolidated retained earnings of the accounting acquirer (RelationServe and Omni Point and Affiliated Company) are carried forward after the acquisition.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION (continued)

On August 29, 2005, RelationServe Media, Inc., a Nevada corporation (‘‘RelationServe (Nevada)’’), and RelationServe (Delaware) entered into an Agreement and Plan of Merger. On August 29, 2005, RelationServe (Nevada) merged with and into RelationServe (Delaware) in a reincorporation merger, so that RelationServe (Nevada) and RelationServe (Delaware) became a single corporation named RelationServe Media, Inc. (the ‘‘Surviving Corporation’’), which exists under, and is governed by, the laws of the State of Delaware (the ‘‘Reincorporation Merger’’).

The Company completed an acquisition of the net assets and business of SendTec as described in Note 4.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a $5,134,529 loss for the three months ended March 31, 2006, which includes an aggregate of approximately $3,662,000 in non-cash charges relating to stock issued to satisfy a covenant breach of $1,444,000, non-cash interest of $1,553,000, stock based consulting fees of $297,000, depreciation and amortization of $277,000, and stock based compensation of $91,000.

The Company is in the process of integrating its newly acquired business (SendTec) into its existing operations and believes that its current capital resources and resources available from SendTec will enable it to sustain operations through March 31, 2007. The Company intends to raise additional capital to fund the expansion of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary, in the future.

In addition, due to the requirement in its agreements with the Debenture holders that the Company must register 130% of the shares of Common Stock that the Debenture holders currently hold or are entitled to receive under the Debentures or the warrants they hold, the Company currently does not have sufficient authorized Common Stock to issue, or reserve for issuance, Common Stock in connection with any proposed equity transaction involving its Common Stock. Moreover, so long as the Debentures remain outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness.

The Company is in the process of evaluating several strategic alternatives regarding the Access and Friendsand operations, including implementing significant cost cutting measures. To date, the Company has not committed to any specific plan of action. If no action is taken with respect to the Access and Freindsand operations, the Company estimates that it will require approximately $8.9 million to operate the business through March 31, 2007, including $330,000 for investments in data, software and computer equipment. The Company estimates that funds it currently has available plus operating cash flow it expects to generate during the next twelve months will amount to approximately $6 million. The Company expects that a significant portion of its liquidity needs will be funded through the operations of STAC.

If the Company’s implementation of cost cutting measures is insufficient to reduce or eliminate operating losses, the Company estimates that it will have to raise additional funds to meet its liquidity needs through the end of March 2007.

As described in Note 7, the Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of May 19, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a letter agreement dated May 19, 2006 and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the terms of this waiver, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION (continued)

default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of March 31, 2006. The waiver does not amend any other terms of the debenture agreement nor does it waive the requirement for the Company to maintain compliance with any covenants contained in the securities at any other times subsequent to March 31, 2006.

The Company is taking certain measures to avoid future instances of non-compliance of the financial covenants in the Securities Purchase Agreement, which include engaging in discussion with the debenture investors to amend such covenants to amounts that would better enable the Company to comply in future periods and/or making changes in the cost structure of business to reduce operating expenses and cash outlays that affect its results of operations. However, the Company cannot provide any assurance that in the event it is unable to maintain compliance with such covenants, the debenture investors will issue waiver to the Company in the future.

The Company anticipates that it will seek to raise additional capital during 2006 and 2007 to fund additional growth of the business and provide cash for operations if necessary; however, there are no specific financing transactions planned at this time. The Company also can not provide any assurance that in the event it seeks to raise additional capital that such capital will be available on acceptable terms, if at all.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, and impairment of intangible assets and goodwill.

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2006, the Company has established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $841,000.

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

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Years
Leasehold improvements	4 – 6
Computer equipment	3 – 5
Furniture, fixtures and office equipment	5 – 7
Software	3

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should no longer be amortized, but rather be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

Intangible assets consist of databases of email addresses acquired during normal operations, costs associated with the development of the Company’s various websites, covenants not to compete, and deferred financing fees. Costs to develop new email databases, which primarily represent direct external costs, are capitalized and are amortized straight-line over the expected lives of the databases. Non-compete agreements are amortized straight-line over the lives of the underlying employment agreements. Deferred financing fees are amortized straight-line over the life of the debentures. The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

These costs are being amortized using the straight-line method over the following estimated useful lives:

Years
Email database	3
Web properties	3 – 5
Non-compete agreements	3 – 5
Deferred financing fees	4

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company's convertible debentures approximate fair value as such

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

instruments have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

Convertible Debentures

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 ‘‘Accounting for Derivative Instruments and Hedging Activities’’ (‘‘SFAS 133’’) and EITF 00-19 ‘‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock’’ (‘‘EITF 00-19’’). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 ‘‘The Meaning of ‘‘Conventional Convertible Debt Instrument’’ in Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of Emerging Issues Task Force Issue (‘‘EITF’’) 98-5 ‘‘Accounting for Convertible Securities with Beneficial Conversion Features,’’ (‘‘EITF 98-5’’), EITF 00-27 ‘‘Application of EITF 98-5 to Certain Convertible Instruments.’’ Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

The Company accounts for the issuance of Common Stock purchase warrants and other freestanding derivative financial instruments in accordance with the provisions of EITF 00-19. Based on the provisions of EITF 00-19, the Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company classifies as assets or liabilities any contracts that (i) require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside the control of the Company) or (ii) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement).

Registration Rights Agreements

The Company has adopted View C of EITF 05-4 ‘‘Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19’’ (‘‘EITF 05-4’’). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At March 31, 2006, the Company recorded a registration rights penalty liability of $265,000 which has been included on the accompanying consolidated balance sheet.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings Per Share

In accordance with SFAS No. 128 ‘‘Earnings Per Share,’’ Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at March 31, 2006 include the following:

Options	3,902,500
Warrants	13,944,416
Convertible Debentures	23,300,000
Total common stock equivalents	41,146,916

The Company included 7,407,660 common stock purchase warrants with an exercise price of $0.01 in its determination of loss per share for the three months ended March 31, 2006.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, ‘‘Accounting for Income Taxes’’ (‘‘SFAS No. 109’’). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Omni Point and Friends, LLC as the predecessors to the Company, were organized as limited liability companies for federal income tax purposes. Accordingly, any amounts earned during the three months ended March 31, 2005 are being reported by the members of these entities on their individual tax returns. The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three months ended March 31, 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is not more likely than not the benefit of these assets will not be realized in future periods.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Internet advertising:    Revenue from the distribution of internet advertising is recognized when internet users visit and complete actions at an advertiser's website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company's tracking software.

Online search:    Revenue derived from search engine marketing services, such as search engine keyword buying, is recognized on a net basis in the period when the associated keyword search media is clicked on by a consumer. SendTec typically earns a media commission equal to a percentage of the keyword search media purchased for its clients. In many cases, the amount SendTec bills to clients significantly exceeds the amount of revenue that is earned due to the

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

existence of various pass-through charges such as the cost of the search engine keyword media. Amounts received in advance of search engine keyword media purchases are deferred and included in deferred revenue in the accompanying balance sheet.

Direct response media:    Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying balance sheet.

Advertising programs:    Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to 12 weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying balance sheet.

Email append services:    The Company’s email append solution allows a marketer to augment their existing customer database with the Company’s permission-based email data. When a match is confirmed, the customer’s email address is added to the client’s file. Revenue is recognized upon completion of the email append service and the delivery of the updated customer database is delivered to the client.

Electronic change of address:    The Company’s electronic change of address service enables clients to update their email databases. Revenue is recognized upon delivery of the updated customer database.

Lead generation:    The Company offers lead generation programs to assist a variety of businesses with customer acquisition. The Company pre-screens the leads through its online surveys to meet its clients’ exact criteria. Revenue is recognized upon delivery of a lead database to the client.

Direct mail and postal list advertisement:    The Company compiles an exclusive Internet responders’ postal mailing list. This list is sourced from online registration and individuals who have responded to the Company’s online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels. Revenue is recognized upon delivery of the respective list to the client.

Online market research:    The Company has developed a consumer survey and offers a variety of targeted leads generated from its ongoing survey responses. The Company also offers marketers the opportunity to add specific questions to the survey. The Company then sells the response information to the marketer on a cost per response basis. If a marketer or a market research company needs a full survey completed, the Company will broadcast its client’s survey to a designated responder list on a cost per thousand basis. Revenue is recognized upon delivery of the respective survey to the designated responder.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, ‘‘Accounting For Stock-Based Compensation.’’

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123R ‘‘Share Based Payment’’. This statement is a revision of SFAS Statement No. 123,

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (‘‘SBP’’) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the three months ended March 31, 2006 the Company recognized approximately $91,000 in expense.

The fair value of all options granted was estimated at the date of grant using the Black-Scholes option valuation model. In calculating the fair values of the stock options, the following assumptions were used:

	2006 Grants	2005 Grants
Dividend yield	—	—
Expected life	10 years	10 years
Risk free interest rate	4.00%	3.53%
Expected volatility	80%	50%

The Company did not issue any stock based compensation awards during the three months ended March 31, 2005 and therefore is not required to present any pro-forma disclosures for such reporting period.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2006, the Company had approximately $5,070,000 in United States bank deposits, which exceed federally insured limits. The Company had not experienced any losses in such accounts through March 31, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 154, ‘‘Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3’’ (‘‘SFAS 154’’). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. Effective January 1, 2006, the Company adopted SFAS 154, which did not have a material impact on the Company’s financial statements.

On June 29, 2005, the EITF ratified Issue No. 05-2, ‘‘The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'‘‘ EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is ‘‘conventional’’ for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, Issue No. 05-4, ‘‘The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' " EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its ‘‘best efforts’’ to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value.

In September 2005, the FASB ratified the Emerging Issues Task Force's (‘‘EITF’’) Issue No. 05-7, ‘‘Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,’’ which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The Company adopted EITF Issue No. 05-7 on January 1, 2006, and the adoption of this pronouncement did not have a material effect on the Company's financial statements.

In September 2005, the FASB also ratified the EITF's Issue No. 05-8, ‘‘Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,’’ which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements and was adopted by the Company on January 1, 2006. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155 ‘‘Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140’’ (‘‘FAS 155’’). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of FAS 155, but does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156 – ‘‘Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140’’ (‘‘SFAS 156’’). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – ACQUISITION

On August 9, 2005, the Company entered into an asset purchase agreement (the ‘‘Asset Purchase Agreement’’), as amended on August 23, 2005, with theglobe.com, Inc. and its wholly-owned subsidiary, SendTec. The Asset Purchase Agreement provided for the Company to purchase, through Send Tec Acquisition Corp. (‘‘STAC’’), the business and assets of SendTec (the ‘‘Asset Purchase’’). The Company formed STAC solely to purchase the business and assets of SendTec. The Company made an initial investment in STAC of $10,000,000 in exchange for Common Stock representing approximately 23% of the voting interests of STAC as described below.

The Asset Purchase Agreement, as originally contemplated by the parties, provided for the closing of this transaction to occur through STAC, as a wholly-owned or majority-owned subsidiary of the Company, on or prior to October 31, 2005.

As a result of the financing arrangement described herein, the Asset Purchase was restructured to include certain additional conditions for the Company to satisfy prior to completing its acquisition of SendTec. In connection therewith, the Company, on October 31, 2005 assigned its rights under the Asset Purchase Agreement to STAC with the consent of the sellers in the transaction and entered into certain other agreements providing for the financing of the transaction. As a result of such financing arrangements, STAC temporarily ceased to be a wholly-owned subsidiary of the Company upon closing the Asset Purchase and upon STAC’s concurrent issuance, in a private placement, of preferred stock representing 64% of the aggregate voting interests in STAC. STAC completed the Asset Purchase on October 31, 2005. The purchase consideration (paid by STAC to the sellers) and a breakdown of the excess of the purchase price over the nest assets acquired is as follows:

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 4 – ACQUISITION (continued)

Consideration Paid	$39,850,000
Transaction expenses	580,000
Total purchase cost	$40,430,000
Assets acquired	11,458,704
Liabilities assumed	(8,707,016)
Net assets acquired	2,751,688
Purchase price in excess of net assets acquired	$37,678,312
Allocated to
Covenant not to compete	1,866,000
Goodwill	$35,812,312

STAC financed its purchase of SendTec by issuing (a) 10,000,000 shares of its par value $0.001 Common Stock (‘‘STAC Common Stock’’) to the Company for $10,000,000 in cash and (b) pursuant to a Securities Purchase Agreement (the ‘‘STAC Debenture Agreement’’), more fully described in Note 7, $34,950,000 of its 6% Senior Secured Convertible Debentures due October 30, 2009 (the ‘‘STAC Debentures’’) to institutional investors (the ‘‘Investors’’). In addition, certain Investors of the STAC Debentures also purchased 279,669 shares of STAC’s Series A Redeemable Preferred Stock (the ‘‘STAC Preferred Stock’’) at a price of $1.00 per share for net proceeds of approximately $280,000 and STAC management purchased 531,700 shares of STAC Common Stock for $531,700. STAC also issued, for no consideration, an additional 4,774,323 shares of its Common Stock to STAC management concurrent with its purchase of Send Tec on October 31, 2005. Each share of STAC Preferred Stock possessed 100 votes per share, representing approximately 64% of the total voting interests of STAC. The Company retained, through the date of consolidation, approximately 23% of the total voting interests in STAC. The remaining voting interests in STAC were owned by STAC management.

The Asset Purchase, STAC Debenture Agreement, STAC Preferred Stock, RelationServe Preferred and certain other contemporaneous agreements entered into with the management of STAC provided for the mandatory consolidation of STAC, as defined in the Securities Purchase Agreement (the ‘‘Consolidation’’) with the Company upon the attainment of certain contractual milestones (the ‘‘Consolidation Milestones’’).

Such Consolidation Milestones, as defined in the Securities Purchase and related agreements, principally included the delivery, by the Company to the Investors and their agent in the transaction, of its (a) audited financial statements for the nine months ended September 30, 2005 (the ‘‘Audited Financial Statements’’), (b) satisfactory evidence that it had achieved certain minimum levels of revenue, earnings and cash flow as specified aforementioned agreements (the ‘‘Financial Covenants’’), (c) a letter from its legal counsel providing negative assurance that reports the Company has filed with SEC since June 10, 2005 through the date of the letter contain no material misstatements or omissions of fact and (d) satisfactory evidence that certain former members of Omni Point and Affiliate Company relinquished their equity or other interest in the Company (as of the time of the Consolidation) and gave the Company a general release of all claims and entered into non-competition and non-solicitation agreements reasonably satisfactory to the purchasers of the STAC Debentures.

The Company, STAC and the purchasers of debenture investors also entered into an Investor Rights Agreement (the ‘‘Investor Rights Agreement’’) providing, among other things, for the formation of a five member board, including one member to jointly represent the Company and a debenture investor,

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 4 – ACQUISITION (continued)

and mandatory effectuation of a liquidity event, as defined, in the event that the Consolidation Milestones and related Consolidation had not been completed.

Upon the satisfaction on the Consolidation Milestones, STAC became a wholly-owned subsidiary of the Company in connection with a series of transactions that took place on the Consolidation Date. These transactions included (i) the automatic conversion of all the STAC Preferred Stock into 7,621,991 shares of the Company’s Common Stock (ii) the STAC Debentures becoming automatically convertible into the Company’s Common Stock and (iii) the exchange of all Common Stock of STAC held by STAC management for 9,506,380 shares of the Company’s Common Stock.

As described in Note 1, the Company accounted for its investment in STAC, through the date of the consolidation under the equity method prescribed in the provisions of APB 18. Accordingly, the Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period of October 31, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the month ending January 31, 2006.

The Company delivered satisfactory evidence of its completion of the Consolidation Milestones on or about February 1, 2006 and completed its consolidation with STAC. The tangible net assets of STAC at the date of the consolidation are as follows:

Fair value of tangible assets:

Cash	$9,347,155
Accounts receivable, net	7,580,221
Prepaid expenses	167,879
Property and equipment	842,278
Other assets	15,329
Total tangible assets	17,952,862
Liabilities assumed:
Accounts payable	9,848,134
Accrued expenses	1,353,229
Deferred revenue	520,513
Deferred rent	151,206
Total liabilities assumed	11,873,082
Net tangible assets acquired	$6,079,780

A reconciliation of the amount of goodwill recorded by STAC upon its acquisition of SendTec on October 31, 2005 to the amount recorded by the Company upon its consolidation with STAC is as follows:

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 4 – ACQUISITION (continued)

Excess of purchase price over net assets acquired by STAC at October 31, 2005 allocated to goodwill	$35,812,312
Net Losses of STAC for the period of November 1, 2005 through January 31, 2006, net of equity loss recognized by RelationServe of $1,187,491	3,975,513
Reclassification of equity relating to value assigned to warrants from October 31, 2005 transaction	(486,224)
RelationServe Media Transaction Expenses	1,252,468
Change in valuation of registration rights penalty accrual	250,000
Dividend paid to preferred stockholders	3,737
Excess of purchase price over net assets acquired at February 3, 2006 allocated to goodwill	40,807,806
Cash received in March 2006 adjusting the October 31, 2005 transaction	(318,750)
Excess of purchase price over net assets acquired as of March 31, 2006 allocated to goodwill	$40,489,056

The following unaudited pro-forma information reflects the results of continuing operations of the Company as if the acquisitions had been consummated as of January 1, 2006:

	For the three months ended March 31,
	2006	2005
Revenues	$11,400,000	$11,700,000
Net Income (Loss)	(5,400,000)	1,400,000
Net Income (Loss) per share	(0.14)	0.11

The Company’s allocation of its purchase price to the net assets of SendTec and presentation of the pro forma results is preliminary. This information, which is based on significantly limited information, is being presented for illustration purposes only and is not indicative of the results that the Company would have achieved or could potentially achieve in future periods had it completed this transaction as of the dates indicated. The allocation of the purchase price is preliminary and is based on management’s valuation estimates. The Company will commission a formal valuation study and the results of such study could differ significantly from management’s estimates.

 NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2006, property and equipment consist of the following:

Computer equipment	$952,009
Office equipment	167,266
Furniture and fixtures	478,150
Leasehold improvements	148,905
Software	500,417
Property and equipment	2,246,747
Less accumulated depreciation	(518,193)
Property and equipment, net	$1,728,554

Depreciation expense was approximately $109,000 and $45,000 for the three months ended March 31, 2006 and 2005, respectively.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 6 – INTANGIBLE ASSETS

At March 31, 2006, intangible assets consist of the following:

Email database	$3,509,316
Web properties	155,273
Non-compete agreements	1,748,334
Deferred financing fees	2,064,172
Intangible assets	7,477,095
Less accumulated amortization	(1,660,593)
Intangible assets, net	$5,816,502

Amortization expense was approximately $455,000 and $115,000 for the three months ended March 31, 2006 and 2005, respectively, including approximately $287,000 and $115,000, respectively, relating to the amortization of the email database that is included in cost of sales.

Amortization expense subsequent to the three months ended March 31, 2006 is approximately as follows:

Period from April 1, 2006 through December 31, 2006	$1,425,000
Years ending December 31:
2007	1,664,000
2008	1,320,000
2009	665,000
2010	189,000
Thereafter	554,000
$5,817,000

NOTE 7 – DEBENTURES

STAC financed its purchase of SendTec, in part, by issuing $34.95 million of Senior Secured Convertible Debentures due October 30, 2009. As a result of the Consolidation with STAC, on February 3, 2006, the Debentures, initially convertible at $1.00 per share into STAC Common Stock, became convertible into Company Common Stock at a conversion price of $1.50 per share. The Debenture Holders maintain a first priority security interest in all of the Company’s assets and in the assets of its subsidiaries. For as long as the Debentures remain outstanding, the Company is restricted from incurring additional indebtedness other than certain permitted indebtedness consisting of (i) a working capital credit facility of up to $3,000,000 which may have a second priority interest in our accounts receivables and inventory, (ii) trade payables and indebtedness consisting of capitalized lease obligations and purchase money indebtedness incurred in connection with the acquisition of capital assets and obligations under sale-leaseback arrangements with respect to newly acquired or leased assets and (iii) such obligations which are not secured by liens on any of our assets or STAC assets existing as of the date that the Debentures were originally issued. To the extent that additional debt financing is required for us to conduct our operations, the restrictions from incurring additional indebtedness in the Debentures could materially adversely impact our ability to achieve our operational objective.

The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. The Securities Purchase Agreement relating to the purchase of the STAC Debenture also required STAC, and the Company beginning on the date of

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 7 – DEBENTURES (continued)

Consolidation to comply with certain financial covenants and provide for the Debenture holders to participate in subsequent financing transactions. The Company and STAC were not in compliance with the financial covenants stipulated in the Securities Purchase Agreement prior to and as of the date of consolidation.

On February 3, 2006, the Company and the Debenture holders entered into a letter agreement pursuant to which the debenture holders agreed to (a) forbear to call a covenant default of STAC’s breach of the financial covenants, (b) amend the STAC Debenture to substantially eliminate the requirement for the Company to comply with the financial covenants at any time up to the date of consolidation and during the year ended December 31, 2006 and (c) consent to the Company’s sale of Common Stock to Sunrise Equity Partner (Note 11), in exchange for 525,000 shares of Common Stock with an aggregate fair value of 1,443,750.

The amended financial covenants require the Company to attain minimum EBITDA of $8,434,000 for the year ended December 31, 2006 including EBITDA of at least $1,257,000, $2,013,000, $2,324,000 and $2,824,000 for the first quarter, second quarter, third quarter and fourth quarter of 2006, respectively, and quarterly EBITDA thereafter of $2,840,000 until the Debentures are paid in full. In addition, the Company is restricted from making capital expenditures in excess of $550,000, $375,000 and $300,000 during each of the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006, respectively, and $250,000 per quarter thereafter, until the Debentures are paid in full. The Company must also maintain minimum cash balances of $2,500,000 in the first quarter of 2006, $2,750,000 in the second quarter of 2006, $3,000,000 in each of the third and fourth quarters of 2006 and $4,000,000 thereafter until the Debentures are paid in full.

As described in Note 2, the Company was not in compliance with certain financial covenants it is required to maintain under the terms of the Securities Purchase Agreement with the Debenture holders. As of May 19, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a letter agreement dated May 19, 2006. Under the terms of this waiver, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan, however, such waiver relates solely to the Company’s noncompliance with the covenants as of March 31, 2006. The waiver does not amend any other terms of the debenture agreement nor does it waive the requirement for the Company to maintain compliance with any covenants contained in the Securities Purchase Agreement at any other times subsequent to March 31, 2006.

The Company is taking certain measures to avoid future instances of non-compliance of the financial covenants in the Securities Purchase Agreement, which include engaging in discussions with the debenture investors to amend such covenants to amounts that would better enable the Company to comply in future periods and/or making changes in the cost structure of business to reduce operating expenses and cash outlays that affect its results of operations. However, the Company cannot provide any assurance that in the event it is unable to maintain compliance with such covenants, the debenture investors will issue a waiver to the Company in the future.

The Company is in the process of negotiating amendments to the financial covenants required to be maintained under the Securities Purchase Agreement. However, the Company has not reached an agreement with its Debenture holders to revise such financial covenants. In the event that we fail to comply with our financial or other covenants in the future, the Debenture holders could declare our Debentures to be in default, and accelerate the maturity of the Debentures, plus interest, and impose default penalties. Because all of our subsidiaries' assets are pledged to the Debenture holders and they also are guarantors of such debt, acceleration of the debt and its required repayment prior to the due date thereof would have a material adverse effect on our business and operations unless we are immediately able to refinance such debt. We currently have no agreement or understanding with any

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 7 – DEBENTURES (continued)

party to refinance our debt. Accordingly, acceleration and repayment would make it unlikely that we would be able to continue to operate. Under the terms of the Debentures, and related agreements, if the Company is unable to satisfy the financial covenants in the Securities Purchase Agreement, it could be considered an event of default under the Debentures.

If the Company breachs its covenants or otherwise defaults on its obligations under the Debentures and the due date is accelerated, the amount required to pay such Obligation will most likely come out of the Company's working capital and cash balances. Since the Company relies on its working capital for its day-to-day operations, such a default would have a material adverse effect on the Company's business, operating results, and financial condition. In such event, the Company may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of our Common Stock, at significant risk. Further, the Company's obligations under the Debentures are secured by substantially all of its assets. Failure to fulfill the Company's obligations under the Debentures and related agreements could lead to loss of these assets, which would be detrimental to its operations.

The Company also issued 10,081,607 Common Stock purchase warrants (the ‘‘Warrants’’) to the debenture holders, exercisable at $0.01 per share on the Consolidation Date. In accordance with APB 14 and ETIF 00-27, all of the $34,950,000 of the proceeds received upon the issuance of the Convertible Debentures are allocable, to the Common Stock purchase warrant, based on the relative fair value of the Convertible Debentures and the Warrants and the beneficial conversion feature embedded in the Convertible Debentures. The warrant value will accrete to the carrying value of the Debentures as a non-cash charge to interest expense over the term of the Debentures.

Accretion of the discount on the debentures amounted to $1,553,333 during the three months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations. Contractual interest expense on the debentures amounted to $343,675 during the three months ended March 31, 2006 and is included as a component of interest expense in the accompanying statement of operations.

NOTE 8 – RELATED PARTY TRANSACTIONS

For the three months ended March 31, 2006, the Company incurred consulting expenses from one company related to a stockholder of the Company aggregating $10,000. As of March 31, 2006 all amounts due to this company had been paid.

NOTE 9 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers. During the three months ended March 31, 2006, three customers accounted for approximately 41.5% of the Company’s net revenue. Three customers represented approximately 33.8% of total accounts receivable at March 31, 2006.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment agreements

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides the requisite notice of non-renewal. The agreements also contain certain non-compete provisions for periods as specified by the agreements. The $1.8 million value assigned to the non-compete agreements is being amortized on a straight-line basis over five years. Annual amortization expense of the non-compete agreements is estimated to be $431,000 in 2006, $471,000 in 2007, $430,000 in 2008, $227,000 in 2009, and $189,000 in 2010.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Effective February 3, 2006, the Company entered into an employment agreement with its Chief Executive Officer for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $400,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

Effective February 3, 2006, The Company entered into an employment agreement with its Chief Financial Officer for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The agreement provides for an annual base salary of no less than $225,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

Effective February 3, 2006, the Company entered into an employment agreement with its President for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice is provided by either party. The    agreement provides for an annual base salary of no less than $325,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

RelationServe Preferred Stock Registration Rights Agreement

The Company entered into a Registration Rights Agreement with each of the purchasers of the RelationServe Preferred. The Registration Rights Agreement provides that the Company will file a registration statement with the Securities Exchange Commission (‘‘SEC’’) within 45 days following either the closing of the Consolidation or a public announcement of the abandonment of the Consolidation. If the registration statement filed with the SEC is not declared effective within 120 days of filing or does not remain effective while the shares of RelationServe Common Stock underlying the RelationServe Preferred remain outstanding the Company will pay such holder monthly in cash as partial liquidated damages 1% of the aggregate purchase price paid by such holder for the RelationServe Preferred. The Company filed such registration statement on March 20, 2006 as required under the registration rights agreement. The Company reduced its estimate of the fair value of the accrued registration rights penalty by $60,000 which is presented in other income (loss) of the accompanying statement of operations for the three months ended March 31, 2006.

The Company, upon the consolidation with STAC, also assumed the registration rights obligation under the Securities Purchase Agreement with the Debenture holders, which has an estimated fair value of $250,000. This amount resulted in an increase to the amount recorded by the Company on the date of its consolidation with STAC.

Management Agreements

On October 31, 2005, the Company entered into certain agreements with members of STAC management under which the members of STAC management received, in the aggregate 9.5% of the outstanding shares of STAC Common Stock giving effect to the conversion as of October 31, 2005. Upon the Consolidation, members of STAC management, pursuant to an exchange agreement, exchanged their STAC Common Stock for 9,506,380 shares, in the aggregate, of the Company’s Common Stock, and became employees of the Company and accordingly are now eligible to receive awards under the Company’s stock option plans, (the ‘‘Exchange Agreement’’). The Company accounted for its issuance of these shares as an increase in the basis of its investment in STAC that has been eliminated in consolidation (Note 11).

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Private Placement Consent and Waiver

In connection with the June 30, 2005 private placement, the Company was in default of certain registration obligations to purchasers in such offering that provided for the Company to register such private placement securities for resale within 45 days following the termination of the offering. As a result of the transactions described herein, on October 31, 2005 the Board of Directors of the Company ratified waivers obtained from a majority of the purchasers in the June 30, 2005 offering and entered into new Consent and Waiver Agreements containing amended registration obligations of the Company. The Company is in the process of seeking the registration of the resale of the securities sold in the June 30, 2005 private placement contemporaneously with the registration of the securities issued in connection with the financing of the Asset Purchase; provided, however, if the Company receives notice from at least 50% of the holders of the securities sold in the June 30, 2005 private placement then the Company shall use commercially reasonable efforts to file a registration statement as soon as practicable.

Legal Proceedings

Through March 31, 2006, the Company and/or Omni Point have been named as defendants in three separate claims made by customers arising in the ordinary course of its business and one employment related claim. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

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

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida. Mr. Jehassi alleges in the Complaint that the Company breached its Employment Agreement with Mr. Jehassi, and that the Company owes Mr. Jehassi at least the sum of $15,000 under the Employment Agreement.

On March 6, 2006 Boston Meridian LLC (‘‘Boston Meridian’’) filed a complaint in the United States District Court, District of Massachusetts, alleging it is owed certain fees and expense reimbursements in connection with the acquisition of the business of SendTec from theglobe.com Inc. On March 21, 2006, the Company filed a complaint in the Supreme Court of the State of New York, County of New York against Boston Meridian and Sage Capital Growth, Inc. (‘‘Sage’’), alleging that Boston Meridian circulated financial information which contained inaccuracies and unauthorized representations, and that Boston Meridian and Sage acted together to ruin the Company’s planned financing deal. On April 3, 2006, Boston Meridian amended the Complaint adding Michael Brauser, the Company’s Chairman of the Board of Directors, as an additional defendant. Boston Meridian alleges that it expended time and effort to assist the Company with its acquisition of the business of SendTec, specifically that it prepared presentations, hosted conference calls with potential investors, traveled with and met with potential investors and provided advisory services to the Company. Boston Meridian alleges that Mr. Brauser tortiously interfered with Boston Meridian’s contract with the Company. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of Common Stock. The Company intends to vigorously defend against the complaint. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

On March 3, 2006, Richard F. Thompson, Thompson Family Wealth Management, Dwight Thompson, Greg Thompson and Parabolic Investment Fund, L.P. commenced an action in the State Court of Indiana, County of Hamilton, against Anthony D. Altavilla, Summit Financial Partners, LLC, Barron Partners, LP, US MedSys Corp. and RelationServe Media, Inc. The plaintiffs in this action assert a variety of claims against non-related defendants. As against the Company, plaintiffs seek rescission of the 110,000 shares of Company’ Common Stock they purchased in July 2005 (plaintiffs also received warrants for 55,000 shares of RSMI Common Stock), alleging that the shares they received were not registered as required under Indiana Law, and that the Company failed to disclose a commission. The Company intends to file a motion to dismiss this action because the shares did not need to be registered under Indiana Law, as they were exempt from registration as a ‘‘federal covered security.’’ Mr. Altavilla did not sell shares on the Company’s behalf. Mr. Altavilla did receive, in addition to other compensation, a finder’s fee in the amount of 7% of total gross funding provided for introductions made by him to investors not already having a preexisting relationship with the Company.

The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (‘‘Weiss’’) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Practices Act. Weiss seeks compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also has accounts receivable due from Weiss of approximately $387,000 which are fully reserved. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point in the Circuit Court of Miami Dade County, Florida, for allegedly violating the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. The Company does not believe that Info Link has sufficiently pled any factual basis to support its claim. Info Link seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On December 15, 2004, the Federal Bureau of Investigation served Omni Point with a search warrant regarding the alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately $135,000. Management believes the investigation resulted from a former independent contractor of the Company using the alleged unlicensed software on the Company’s behalf and without the Company’s knowledge. Management and legal counsel are currently unaware of any additional developments in the investigation. The United States Attorney’s Office had then indicated that it would contact the Company’s legal counsel as the investigation continues. The

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Company has not received any further communications with respect to this matter, however, there can be no assurance that this matter; if further investigated, will not have a material effect on the Company.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock

During January 2006, warrants to purchase 50,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

On February 3, 2006, and as a result of the Consolidation (Notes and ), the Company also issued seven-year warrants to the holders of the Debentures to purchase 10,081,607 shares of the Company's Common Stock in amounts proportional to the face amount of the Debentures exercisable at $0.01 per share. The warrants will be exercisable from February 3, 2006 through October 30, 2012. The warrants feature a cashless exercise provision, which provides (a) the holder with the right, any time after one year from their date of issuance through their date of termination (and only in the event that there is not an effective registration or prospectus covering the resale of the underlying stock), to exercise such warrants using such cashless exercise feature and/or (b) for an automatic cashless exercise in the date of termination. The Company can consent to a cashless exercise of the warrants at the request of the holder at anytime. A cashless exercise will result in a net share settlement of the warrants based on a formula in which the net shares issuable is based upon the then fair value of the Company’s common stock. The Company evaluated the classification of these warrants at the date of consolidation and at March 31, 2006 in accordance with EITF 00-19 and determined that they are equity instruments because (a) net share settlement is within the Company’s control and (b) the cashless exercise feature does not potentially result in the issuance of an indeterminate number of shares.

On February 3, 2006, pursuant to the Securities Exchange Agreement, shares of STAC Common Stock owned by STAC management were exchanged for an aggregate of 9,506,380 shares of Company Common Stock.

On February 3, 2006, pursuant to a letter agreement between the Company and the Debenture holders, the Company issued 525,000 shares of Company Common Stock to the holders pro rata in accordance with their respective ownership of the Debentures.

On February 3, 2006, the Company and Sunrise Equity Partners, L.P. (‘‘Sunrise’’) entered in a Securities Purchase Agreement pursuant to which the Company sold Sunrise 500,000 shares of Company Common Stock for $750,000, of which the Company received net proceeds of $675,000 after deducting fees and expenses of $75,000. The Company granted Sunrise unlimited and customary ‘‘piggyback’’ registration rights as well as registration rights similar to the registration rights granted by the Company in connection with that certain Registration Rights Agreement dated October 31, 2005 with its then holders of Series A Preferred Stock. As a result, the Company is obligated to file a Registration Statement on or before 45 days after the Consolidation pursuant to the Registration Rights Agreement described above. The registration rights will survive until such time as the Company Common Stock may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

On February 7, 2006, holders of the seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 2,673,948 warrants and as a result of the cashless exercise feature, the Company issued 2,664,398 shares of the Company’s Common Stock.

On February 10, 2006 warrants to purchase 200,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

On February 3, 2006, in connection with the SendTec acquisition, the Company granted 10,081,607 warrants to purchase 10,081,607 shares of Common Stock at $0.01 per share. The warrants expire on October 31, 2012.

On March 10, 2006, the Company granted (under its 2005 option plan) options to purchase an aggregate of 1,690,000 shares of Common Stock to employees of the Company. The options are exercisable at $1.80 per share, which was the fair market value of the Common Stock at the grant date. In accordance with SFAS 123 (R), the Company recorded stock based compensation expense in the amount of approximately $49,000 during the three months ended March 31, 2006 based on estimates of options expected to vest. The options vest as to 33% of such shares on the date one year following the date of grant, 33% and 34% of the second and third anniversaries of the date of grant, respectively, and expire on March 9, 2016 or earlier due to employment termination.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the ‘‘2006 Plan’’) but is still subject to approval by our stockholders. Grants under the 2006 Plan are not conditioned on stockholder approval. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. The purpose of the 2006 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors and employees of our company, persons of training, experience and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2006 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The maximum number of shares of Common Stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed 1,000,000 shares in order to qualify as performance-based compensation under Section 162(m) of the Code. The 2006 Incentive Plan is currently administered by the Board or a Committee of the Board of Directors.

On March 28, 2006, the Company granted options to purchase and aggregate of 200,000 shares of Common Stock to employees of the Company. The options are exercisable at $1.70 per share, which was the fair market value of the Common Stock at the grant date. In accordance with SFAS 123 (R), the Company recorded stock based compensation expense in the amount of approximately $1,000 during the three months ended March 31, 2006 based on estimates of options expected to vest. The options vest as to 33% of such shares on the date one year following the date of grant, 33% and 34% of the second and third anniversaries of the date of grant, respectively, and expire on March 27, 2016 or earlier due to employment termination.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 11 – STOCKHOLDERS’ EQUITY (continued)

A summary of the status of the Company's outstanding stock options granted to employees and a former director as of March 31, 2006 and changes during the period ending on that date is as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2005	2,688,000	$2.98
Granted	1,890,000	$1.79
Exercised	—
Forfeited	(1,275,500)	$3.85
Outstanding at March 31, 2006	3,302,500	$1.81
Options exercisable at end of period	1,071,500	$1.19
Weighted-average fair value granted during the period		$1.79

The following information applies to options outstanding at March 31, 2006:

		Options outstanding		Options exercisable
Range of exercise prices	Number of options	Weighted average remaining contractual life (years)	Weighted average exercise price	Number of options	Weighted average exercise price
$1.00	1,000,000	4.21	$1.00	1,000,000	$1.00
$3.85	986,000	9.23	$3.85	71,500	$3.85
$3.85	100,000	9.67	$3.85	—	—
$1.80	1,690,000	9.95	$1.80	—	—
$1.70	200,000	10.00	$1.80	—	—

Common Stock Warrants

A summary of the status of the Company's outstanding stock warrants granted as of March 31, 2006 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at December 31, 2005	6,786,757	$0.70
Granted	10,081,607	$0.01
Exercised	(2,923,948)	$0.03
Forfeited	—	—
Outstanding at March 31, 2006	13,944,416	$0.29
Weighted-average fair value granted during the period		$0.01

NOTE 12 – SUBSEQUENT EVENTS

Issuances of Securities

On April 4, 2006, a holder of ten-year warrants to purchase shares of Company Common Stock exercised $0.25 warrants resulting in the issuance of 353,452 shares of Company Common Stock. Such exercise was effectuated through the cashless exercise provision of $0.25 warrants equaling 56,548 shares of Company Common Stock underlying the $0.25 warrants.

RELATIONSERVE MEDIA, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 12 – SUBSEQUENT EVENTS (continued)

On April 9, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 1,037,985 warrants and as a result of the cashless exercise feature, the Company issued 1,031,245 shares of the Company's Common Stock.

On April 19, 2006, a holder of ten-year warrants to purchase shares of Company Common Stock exercised $0.25 warrants resulting in the issuance of 250,139 shares of Company Common Stock. Such exercise was effectuated through the cashless exercise provision of $0.25 warrants equaling approximately 49,861 shares of Company Common Stock underlying the $0.25 warrants.

On April 20, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 326,479 warrants and as a result of the cashless exercise feature, the Company issued 324,359 shares of the Company's Common Stock.

On May 1, 2006, a holder of ten-year warrants to purchase shares of Company Common Stock exercised $0.25 warrants resulting in the issuance of 53,967 shares of Company Common Stock. Such exercise was effectuated through the cashless exercise provision of $0.25 warrants equaling approximately 17,033 shares of Company Common Stock underlying the $0.25 warrants.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2006 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words ‘‘believes’’, ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in the Company’s Common Stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 20, 2006, and other pertinent information contained in the Registration Statement on Form SB-2 of the Company, as amended, initially filed with the SEC on March 20, 2006, and on Form SB-2/A as filed with the SEC on May 1, 2006, as well as other information contained in the Company’s other periodic filings with the SEC. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

The Company is a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. The Company operates two primary businesses and since February 2006 the Company's SendTec (‘‘SendTec’’) marketing services business has become its dominant operation. On March 17, 2006, our Board of Directors authorized that our name be changed to SendTec, Inc., subject to stockholder approval. SendTec is a marketing company, primarily involved in direct response marketing. In addition to SendTec, the Company also owns and operates two smaller businesses, RelationServe Access, and Friendsand.com.

The unaudited condensed consolidated financial statements contained herein include commencing February 1, 2006 the results of STAC which became a wholly-owned subsidiary of the Company as of February 3, 2006. On October 31, 2006, STAC acquired the assets of SendTec, Inc. As of October 31, 2006 and through February 1, 2006 the Company retained approximately 23% of the total voting interests in STAC. Accordingly from October 31, 2006 through February 1, 2006, the Company accounted for its investment in STAC in accordance with the provision of APB 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. The Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period of October 31, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the month ending January 31, 2006.

The results of operations for the three months ended March 31, 2005 consist of Omni Point Marketing, Friendsand and the Company.

Results of Operations

Three months ended March 31, 2006 compared to three months ended March 31, 2005

Net revenues increased approximately $5.8 million, or 216.3%, to $8.5 million for the three months ended March 31, 2006 from $2.7 million for the comparable prior year period. The addition of SendTec accounted for $7.2 million of this increase from direct response marketing, whereas the net revenues from other products decreased $1.4 million. The decrease in other product net revenue is partially the result of a reduction in sales representatives from 30 to 15. Our online lead generation product revenues decreased $0.3 million to $0.3 million for the three months ended March 31, 2006 from $0.6 million for the comparable prior year period. Our append and data services product revenues decreased $0.8 million to $0.6 million for the three months ended March 31, 2006 from $1.4 million for the comparable prior year period. Our email product revenue decreased $0.3 million to $0.4 million for the three months ended March 31, 2006 from $0.7 million for the comparable prior year period.

Costs of revenues increased approximately $5.3 million to $5.8 million for the three months ended March 31, 2006 from $0.5 million for the comparable prior year period, an increase of 1,129.1%. The addition of SendTec accounted for $4.8 million of the increase from the direct response marketing business and cost of revenues from other products accounted for $0.5 million of the increase. Costs of revenues principally include the costs of media providers, but also include certain salaries and contract labor costs for our technology department, costs associated with our internet broadcast bandwidth, and non-capitalized costs associated with maintaining our databases and outsourcing data information from outside vendors.

Gross profit increased approximately $0.5 million, or 22.9%, to $2.7 million for the three months ended March 31, 2006 from $2.2 million for the comparable prior year period. Our gross profit for the three months ended March 31, 2006 was 32.1% of net revenues as compared to gross margin of 82.5% of net revenues for the three months ended March 31, 2005. Gross profit from our direct response marketing business was $2.5 million, or 34.1% of our net direct response marketing revenues for the three months ended March 31, 2006, while our gross profit from other products was $0.3 million, or 20.7% of other product revenue, a decrease of $2.0 million due in part to lower net revenues and higher cost of revenues.

Salaries expense increased approximately $1.4 million to $1.7 million for the three months ended March 31, 2006 from $0.3 million for the comparable prior year period, an increase of 416.1%. The acquisition of SendTec represents $1.1 million of the increase. The remaining increase or $0.3 million is due to the hiring of the Chairman of the Board of directors, a chief operating officer and additional administrative staff.

Bad debt expenses decreased approximately $44,000 to $256,000 for the three months ended March 31, 2006, from $300,000 for the comparable year period, a decrease of 14.8%. Bad debts as a percent of net revenues was 3.0% and 11.1% for the three moths ended March, 31 2006 and 2005, respectively. The decrease is due in part to tougher credit policies relating to our direct response marketing business and in part to lower net revenues from other products which historically has experienced a high uncollectible rate.

Commission expense decreased approximately $0.3 million to $0.2 million for the three months ended March 31, 2006 as compared to $0.5 million for the comparable prior year period, a decrease of 68.2%. The decrease is due in part to a lower commission rate on our direct response marketing business and a reduction of sales representatives.

Professional fees increased approximately $0.5 million to $0.5 million for the three months ended March 31, 2006 as compared to $22 thousand for the comparable prior year period. The increase is primarily the result of higher legal and accounting fees in connection with potential financing, potential acquisitions and SEC filings.

Advertising and trade show expense decreased approximately $0.1 million to $42 thousand for the three months ended march 31, 2006 as compared to $0.1 million for the comparable prior year period, a decrease of 68.8%, primarily due to advertising efforts delayed to future periods.

Depreciation and amortization increased approximately $0.2 million to $0.3 million for the three months ended March 31, 2006 as compared to $45 thousand for the comparable prior year period, an increase of 510.9%. The increase is due in part to additional amortization relating to our non-compete agreements and deferred finance fees, and in part to increased depreciation resulting from additions to property and equipment.

Other general and administrative expenses increased approximately $1.2 million to $1.5 million for the three months ended March 31, 2006 as compared to $0.3 million for the comparable prior year period, an increase of 369.4%. Our other general and administrative expenses as a percentage of net revenues, were 17.5% and 11.8% for the three months ended March 31, 2006 and 2005, respectively.

The components of other general and administrative were as follows:

	For the three months ended March 31,
	2006	2005
Rent	$176,685	$56,716
Consulting fees	446,759	—
Payroll taxes	179,534	19,679
Insurance	122,491	44,636
Other	566,756	196,839
Total other general and administrative expenses	$1,492,225	$317,870

For the three months ended March 31, 2006, we had an operating loss of approximately $1.7 million, an increase in operating loss of $2.3 million from an operating profit of $0.6 million for the three months ended March 31, 2005.

Other income (expense) for the three months ended March 31, 2006 was an expense of approximately $3.5 million, as compared to zero for the comparable prior year period. It is comprised of the following:

•	Registration rights penalty – we entered into an agreement to register the resale of shares of Common Stock held by Debenture holders as well as those shares that would be issuable if the debenture holders converted the debentures and warrants they hold into shares of our Common Stock. If the resale of such shares are not registered the debenture holders have certain registration rights and we would be subject to a penalty. Management believes the probability of such penalty to be remote and have estimated the net change in the penalty to be income of $60,000.

•	Covenant penalty – we were not in compliance with certain covenants in the debenture agreement for the fourth quarter of 2005. As a result, on February 3, 2006 we issued 525,000 shares of Common Stock with a fair value of approximately $1.4 million to the Debenture holders. This expense is non-cash in nature.

•	Loss on equity-method investment – prior to consolidation of SendTec, we owned 23% of SendTec and accounted for this investment by the equity method, in which we recorded 23% of SendTec’s net loss for January 2006, resulting in an expense of approximately $153,000. This expense is non-cash in nature.

•	Interest income – we earned approximately $18,000 in interest on bank deposits.

•	Interest expense – we incurred total interest expense on the debentures of approximately $1.9 million for the three months ended March 31, 2006. Included in interest expense is $0.3 million of interest that will require payment to the debenture holders and a non-cash interest charge of $1.6 million to amortize the fair value of the warrants issued in conjunction with the debentures.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended March 31, 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets. For the three months ended March 31, 2005, the Company was organized as a limited liability company and had made an election to have its income or loss taxed directly to its members as a partnership for income tax purposes. As a result, no income taxes have been recognized in the financial statements for the three months ended March 31, 2005. If a provision for income taxes had been made at the statutory tax rate of 38%, the provision for income taxes would have been $0.2 million for the three months ended March 31, 2005.

We reported a net loss of approximately $5.1 million for the three months ended March 31, 2006 as compared to net income of $0.6 million for the three months ended March 31, 2005. Included in the net loss for the three months ended March 31, 2006 are non-cash expenses totaling $3.2 million.

Liquidity and Capital Resources

The Company incurred a $5.1 million loss for the three months ended March 31, 2006, which includes an aggregate of approximately $3.7 million in non-cash charges relating to stock issued to satisfy a covenant breach of $1.4 million, non-cash interest of $1.6 million, stock based consulting fees of $0.3 million, depreciation and amortization of $0.3 million, and stock based compensation of $0.1million.

The Company is in the process of integrating its newly acquired business (SendTec) into its existing operations and believes that its current capital resources and resources available from SendTec will enable it to sustain operations through March 31, 2007. The Company intends to raise additional capital to fund the expansion of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary, in the future.

In addition, due to the requirement in its agreements with the Debenture holders that the Company must register 130% of the shares of Common Stock that the Debenture holders currently hold or are entitled to receive under the Debentures or the warrants they hold, the Company currently does not have sufficient authorized Common Stock to issue, or reserve for issuance, Common Stock in connection with any proposed equity transaction involving its Common Stock. Moreover, so long as the Debentures remain outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness.

The Company is in the process of evaluating several strategic alternatives regarding the Access and Friendsand operations, including implementing significant cost cutting measures. To date, the Company has not committed to any specific plan of action. If no action is taken with respect to the Access and Freindsand operations, the Company estimates that it will require approximately $8.9 million to operate the business through March 31, 2007, including $330,000 for investments in data, software and computer equipment. The Company estimates that funds it currently has available plus operating cash flow it expects to generate during the next twelve months will amount to approximately $6 million. The Company expects that a significant portion of its liquidity needs will be funded through the operations of STAC.

If the Company’s implementation of cost cutting measures is insufficient to reduce or eliminate operating losses, the Company estimates that it will have to raise additional funds to meet its liquidity needs through the end of March 2007.

The Company was not in compliance with certain financial covenants it is required to maintain under the terms of its debenture agreements. As of May 19, 2006, the debenture investors waived the Company’s breach of these covenants pursuant to a letter agreement dated May 19, 2006. Under the terms of this waiver, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of March 31, 2006. The waiver does not amend any other terms of the debenture agreement nor does it waive the requirement for the Company to maintain compliance with such covenants at any other times subsequent to March 31, 2006.

Net cash flows used in operating activities for the three months ended March 31, 2006 were $(4.9) million as compared to net cash provided by operating activities of $0.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, our net loss of $5.1 million, adjusted for non-cash items totaling $4.3 million, including depreciation and amortization of $0.6 million, stock-based compensation and consulting of $0.4 million, non-cash interest of $1.5 million, covenant penalty of $1.4 million, a provision for bad debt of $0.2 million and an equity loss of $0.2 million, used $0.8 million in cash. Changes in assets and liabilities used $4.0 million.

Net cash flows provided from investing activities for the three months ended March 31, 2006 were $9.2 million as compared to net cash used in investing activities of $0.4 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we acquired $9.3 million of cash in the SendTec consolidation, and received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com. We used cash to purchase property and equipment of $0.2 million, and incurred $0.2 in transaction expenses. For the three months ended March 31, 2005, cash was principally used to acquire property, equipment and intangible assets of $0.4 million.

Net cash flows provided by financing activities for the three months ended March 31, 2006 were $0.7 million as compared to net cash used by financing activities of $0.1 million for the three months ended March 31, 2005. For the three months ended March 31, 2006, we received net proceeds from the sale of Common Stock and exercise of warrants of $0.7 million. For the three months ended March 31, 2005, we repaid notes payable of $0.1 million.

We reported a net increase in cash for the three months ended March 31, 2006 of $5.1 million as compared to a net decrease in cash of $0.1 million for the three months ended March 31, 2005. At March 31, 2006 we had cash on hand of $5.3 million.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by management's applications of accounting policies. Our critical accounting policies include revenue recognition, the useful life of our intangible assets, and accounting for stock based compensation.

Revenue Recognition – We follow the guidance of the SEC’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. The following policies reflect specific criteria for the various revenues streams of the Company:

Internet advertising:    Revenue from the distribution of internet advertising is recognized when internet users visit and complete actions at an advertiser's website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company's tracking software.

Online search:    Revenue derived from search engine marketing services, such as search engine keyword buying, is recognized on a net basis in the period when the associated keyword search media is clicked on by a consumer. SendTec typically earns a media commission equal to a percentage of the keyword search media purchased for its clients. In many cases, the amount SendTec bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the search engine keyword media. Amounts received in advance of search engine keyword media purchases are deferred and included in deferred revenue in the accompanying balance sheet.

Direct response media:    Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying balance sheet.

Advertising programs:    Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to 12 weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying balance sheet.

Email append Services:    The Company’s email append solution allows marketers to augment their existing customer database with the Company’s permission-based email data. When a match is confirmed, the customer’s email address is added to the client’s file. Revenue is recognized upon completion of the email append service and the delivery of the updated customer database is delivered to the client.

Electronic change of address:    The Company’s electronic change of address service enables clients to update their email databases. Revenue is recognized upon delivery of the updated customer database is delivered to the client.

Lead generation:    The Company offers lead generation programs to assist a variety of businesses with customer acquisition. The Company pre-screens the leads through its online surveys to meet its clients’ exact criteria. Revenue is recognized upon delivery of a lead database to the client.

Direct Mail and postal list advertisement:    The Company compiles an exclusive Internet responders’ postal mailing list. This list is sourced from online registration and individuals who have responded to the Company’s online campaigns. These consumers are responsive to offers and purchase products and services through online and offline channels. Revenue is recognized upon delivery of the respective list to the client.

Online market research:    The Company has developed a consumer survey. The Company offers a variety of targeted leads generated from its ongoing survey responses. The Company also offers marketers the opportunity to add specific questions to the survey. The Company then sells the response information to the marketer on a cost per response basis. If a marketer or a market research company needs a full survey completed, the Company will broadcast its client’s survey to a designated responder list on a cost per thousand basis. Revenue is recognized upon delivery of the respective survey is delivered to the designated responder.

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

Stock Based Compensation – Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, ‘‘Accounting For Stock-Based Compensation.’’

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (‘‘SFAS’’) No. 123R ‘‘Share Based Payment’’. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (‘‘SBP’’) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the three months ended March 31, 2006 the Company recognized approximately $91,000 in expenses.

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

PART II – OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Through March 31, 2006, the Company and/or Omni Point have been named as defendants in three separate claims made by customers arising in the ordinary course of its business and one employment related claim. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

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

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida. Mr. Jehassi alleges in the Complaint that the Company breached its Employment Agreement with Mr. Jehassi, and that the Company owes Mr. Jehassi at least the sum of $15,000 under the Employment Agreement.

On March 6, 2006 Boston Meridian LLC (‘‘Boston Meridian’’) filed a complaint in the United States District Court, District of Massachusetts, alleging it is owed certain fees and expense reimbursements in connection with the acquisition of the business of SendTec from theglobe.com Inc. On March 21, 2006, the Company filed a complaint in the Supreme Court of the State of new York, County of New York against Boston Meridian and Sage Capital Growth, Inc. (‘‘Sage’’), alleging that Boston Meridian circulated financial information which contained inaccuracies and unauthorized representations, and that Boston Meridian and Sage acted together to ruin the Company’s planned financing deal. On April 3, 2006, Boston Meridian amended the Complaint adding Michael Brauser, the Company’s Chairman of the Board of Directors, as an additional defendant. Boston Meridian alleges that it expended time and effort to assist the Company with its acquisition of the business of SendTec, specifically that it prepared presentations, hosted conference calls with potential investors, traveled with and met with potential investors and provided advisory services to the Company. Boston Meridian alleges that Mr. Brauser tortiously interfered with Boston Meridian’s contract with the Company. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of Common Stock. The Company intends to vigorously defend against the complaint. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On March 3, 2006, Richard F. Thompson, Thompson Family Wealth Management, Dwight Thompson, Greg Thompson and Parabolic Investment Fund, L.P. commenced an action in the State Court of Indiana, County of Hamilton, against Anthony D. Altavilla, Summit Financial Partners, LLC, Barron Partners, LP, US MedSys Corp. and RelationServe Media, Inc. The plaintiffs in this action assert a variety of claims against non-related defendants. As against the Company, plaintiffs seek rescission of the 110,000 shares of Company’ Common Stock they purchased in July 2005 (plaintiffs also received warrants for 55,000 shares of RSMI Common Stock), alleging that the shares they received were not registered as required under Indiana Law, and that the Company failed to disclose a commission. The Company intends to file a motion to dismiss this action because the shares did not need to be registered under Indiana Law, as they were exempt from registration as a ‘‘federal covered security.’’ Mr. Altavilla did not sell shares on the Company’s behalf. Mr. Altavilla did receive, in addition to other compensation, a finder’s fee in the amount of 7% of total gross funding provided for introductions made by him to investors not already having a preexisting relationship with the Company.

The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (‘‘Weiss’’) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Practices Act. Weiss seeks compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also has accounts receivable due from Weiss of approximately $387,000 which are fully reserved. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point in the Circuit Court of Miami Dade County, Florida, for allegedly violating the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. The Company does not believe that Info Link has sufficiently pled any factual basis to support its claim. Info Link seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. This case is initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On December 15, 2004, the Federal Bureau of Investigation served Omni Point with a search warrant regarding the alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately $135,000. Management believes the investigation resulted from a former independent contractor of the Company using the alleged unlicensed software on the Company’s behalf and without the Company’s knowledge. Management and legal counsel are currently unaware of any additional developments in the investigation. The United States Attorney’s Office had then indicated that it would contact the Company’s legal counsel as the investigation continues. The Company has not received any further communications with respect to this matter; however, there can be no assurance that this matter; if further investigated, will not have a material effect on the Company.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2006, warrants to purchase 50,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

On February 3, 2006, and as a result of the Consolidation, Debentures ($34,950,000) issued by STAC on October 31, 2005 and initially convertible into STAC Common Stock, became convertible into the Company's Common Stock at a conversion price of $1.50 per share. On such date the Company also issued seven-year warrants to the holders of the Debentures to purchase 10,081,607 shares of the Company's Common Stock in amounts proportional to the face amount of the Debentures exercisable at $0.01 per share. The warrants will be exercisable from February 3, 2006 through October 30, 2012.

On February 3, 2006, pursuant to the Securities Exchange Agreement, shares of STAC Common Stock owned by STAC management were exchanged for an aggregate of 9,506,380 shares of Company Common Stock.

On February 3, 2006, pursuant to a letter agreement between the Company and the Debenture holders, the Company issued 525,000 shares of Company Common Stock to the holders pro rata in accordance with their respective ownership of the Debentures.

On February 3, 2006, pursuant to a Securities Purchase Agreement the Company sold to an ‘‘accredited investor,’’ 500,000 shares of Company Common Stock for $750,000. In connection with this transaction, we paid a finder's fee of $25,000.

On February 7, 2006, holders of the seven-year warrants to purchase shares of Company Common Stock, exercised warrants to purchase an aggregate of 2,664,398 shares of the Company Common Stock. Such exercise was effectuated through the cashless exercise provision of the warrants equaling 9,549.81 shares in the aggregate of Company Common Stock underlying the warrants.

On February 10, 2006 warrants to purchase 200,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

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

On February 3, 2006, the Company and the Debenture holders entered into a letter agreement pursuant to which the debenture holders agreed to (a) forbear to call a covenant default of STAC's breach of the financial covenants, (b) amend the STAC Debenture to substantially eliminate the requirement for the Company to comply with the financial covenants at any time up to the date of consolidation and during the year ended December 31, 2006 and (c) consent to the Company's sale of Common Stock to ‘‘an accredited investor’’ described above, in exchange for 525,000 shares of Common Stock with an aggregate fair value of 1,443,750.

ITEM 6.    EXHIBITS

A.    Exhibits

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RelationServe Media, Inc.

May 22, 2006	By:	/s/ Shawn McNamara Shawn McNamara Senior Vice President (Principal Executive Officer)
May 22, 2006	By:	/s/ Steve Stowell Steve Stowell (Principal Financial Officer)