Form 10QSB
period 2006-06-30
SENDTEC, INC.
filed 2006-08-21
CIK 1296001

The issuer has filed a Prospectus on July 14, 2006 with the U.S. Securities and Exchanges Commission (SEC) for the resale of Common Stock. Before you invest in the issuer’s common shares, you should read such Prospectus, and other documents the issuer has filed with the SEC for more complete information about the issuer and an investment in its common shares. You may get these documents for free by searching the SEC online database (EDGAR) at http://www.sec.gov.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from              to

Commission File Number: 000-51702

SENDTEC, INC.

(formerly known as RelationServe Media, Inc.)

(Exact Name Of Small Business Issuer As Specified In Its Charter)

Delaware	43-2053462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

877 Executive Center Drive W., Suite 300

St. Petersburg, Florida 33702

(Address of Principal Executive Offices)

(727) 576-6630

(Issuer’s Telephone Number, Including Area Code)

RelationServe Media Inc.

6700 North Andrews Avenue, 2nd Floor

Fort Lauderdale, Florida 33309

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 45,733,887 shares at August 16, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2006

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2006

(Unaudited)

ASSETS
Current assets
Cash	$4,635,472
Accounts receivable, less allowance for doubtful accounts of $177,500	10,355,692
Prepaid expenses	325,454

Total current assets	15,316,618

Property and equipment, net	1,349,901
Intangible assets, net	3,272,366
Goodwill	40,509,674
Other assets	15,329

Total assets	$60,463,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,817,231
Accrued expenses	726,263
Accrued compensation	143,925
Accrued commissions	74,981
Accrued penalty – registration rights	131,500
Current portion of capital lease obligations	115,083
Deferred revenue	1,144,676

Total current liabilities	11,153,659

Debentures payable, net of debt discount of $31,066,667	3,883,333
Capital lease obligations, net of current portion	106,372
Deferred rent	142,837

Total liabilities	15,286,201

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 90,000,000 shares authorized; 42,755,082 shares issued and outstanding	42,755
Deferred compensation	(2,304,463)
Additional paid in capital	72,261,949
Accumulated deficit	(24,822,554)

Total stockholders’ equity	45,177,687

Total liabilities and stockholders’ equity	$60,463,888

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005
Revenues, net	$10,562,738	$—	$17,780,198	$—

Cost of revenues	6,988,003	—	11,742,604	—

Gross profit	3,574,735	—	6,037,594	—

Operating expenses
Salaries, wages and benefits	2,525,305	—	3,892,023	—
Professional fees	677,308	118,371	1,075,973	118,371
Depreciation and amortization	209,658	—	336,230	—
Other general and administrative	1,056,617	154,525	1,517,775	154,525

Total operating expenses	4,468,888	272,896	6,822,001	272,896

Loss from operations	(894,153)	(272,896)	(784,407)	(272,896)

Other income (expense)
Registration rights penalty	133,500	—	193,500	—
Covenant penalty	—	—	(1,443,750)	—
Loss on equity-method investment	—	—	(153,389)	—
Interest income	18,710	—	37,129	—
Interest expense	(2,994,555)	(6,449)	(4,977,570)	(6,449)

Total other expense	(2,842,345)	(6,449)	(6,344,080)	(6,449)

Loss from continuing operations before income taxes	(3,736,498)	(279,345)	(7,128,487)	(279,345)
Income taxes	—	—	—	—

Loss from continuing operations	(3,736,498)	(279,345)	(7,128,487)	(279,345)

(Loss) income from discontinued operations	(2,268,109)	983,142	(4,010,649)	1,330,172
(Loss) on disposal of discontinued operations	(605,439)	—	(605,439)	1,330,172

	(2,873,548)	983,142	(4,616,088)	—

Net (loss) income	$(6,610,046)	$703,797	$(11,744,575)	$1,050,827

Net (loss) income per common share:
basic
- Continuing operations	$(0.08)	$(0.02)	$(0.16)	$(0.02)
- Discontinued operations	$(0.06)	$0.07	$(0.11)	$0.10

- Total	$(0.14)	$0.05	$(0.27)	$0.08

Net (loss) income per common share:
diluted
- Continuing operations	$(0.08)	$(0.02)	$(0.16)	$(0.02)
- Discontinued operations	$(0.06)	$0.06	$(0.11)	$0.08

- Total	$(0.14)	$0.04	$(0.27)	$0.06

Weighted average number of common shares outstanding:
basic	48,698,989	13,469,852	43,136,726	12,739,483

Weighted average number of common shares outstanding:
diluted	48,698,989	17,934,012	43,136,726	17,036,254

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(Unaudited)

	Preferred Stock $.001 Par Value		Common Stock $.001 Par Value		Deferred Compensation	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2006	762,199	$10,289,690	19,671,015	$19,671	$(1,851,973)	$16,651,325	$(13,077,979)	$12,030,734
Conversion of preferred stock into common stock	(762,199)	(10,289,690)	7,621,991	7,622	—	10,282,068	—	—
Common stock issued in private placement	—	—	500,000	500	—	674,500	—	675,000
Common stock issued upon STAC consolidation	—	—	9,506,380	9,506	—	5,296,517	—	5,306,023
Common stock issued upon exercise of warrants	—	—	4,927,560	4,928	—	57,572	—	62,500
Beneficial conversion feature of warrants issued to debenture holders	—	—	—	—	—	34,950,000	—	34,950,000
Common stock issued to debenture holders pursuant to letter agreement	—	—	525,000	525	—	1,443,225	—	1,443,750
Common stock issued as employee compensation	—	—	3,136	3	—	8,934	—	8,937
Adjustment of previous financing costs	—	—	—	—	—	(1,442)	—	(1,442)
Allocation of consulting agreement to acquisition costs	—	—	—	—	750,000	—	—	750,000
Grants of common stock options	—	—	—	—	(3,311,129)	3,311,129	—	—
Stock options cancelled or expired	—	—	—	—	411,879	(411,879)	—	—
Amortization of deferred compensation	—	—	—	—	1,696,760	—	—	1,696,760
Net loss	—	—	—	—	—	—	(11,744,575)	(11,744,575)

Balance – June 30, 2006	—	$—	42,755,082	$42,755	$(2,304,463)	$72,261,949	$(24,822,554)	$45,177,687

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss - continuing operations	$(7,128,487)	$(279,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	336,230	—
Stock-based compensation	279,364	—
Non-cash interest	4,098,351	—
Covenant penalty	1,443,750	—
Provision for bad debt	167,500	—
Loss on equity-method investment	153,389	—
Registration rights penalty	(193,500)	—
Changes in assets and liabilities:
Accounts receivable	(3,050,971)	—
Prepaid expenses and other current assets	(138,076)	—
Accounts payable	(998,617)	—
Accrued expenses	(323,622)	122,592
Accrued compensation	(138,548)	—
Accrued commissions	12,857	—
Deferred rent	(8,369)	—
Deferred revenue	624,163	—

Total adjustments	2,263,901	122,592

Net cash used by operating activities	(4,864,586)	(156,753)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase accounting	9,347,155	—
Cash received in reconciliation of asset purchase	318,750	—
Purchase of property and equipment	(406,137)	—
Investment in prospective acquiree	(194,825)	—
Cash used in acquisition	(20,619)	(150,000)

Net cash provided by (used by) investing activities	9,044,324	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales of common stock	675,000	3,459,807
Proceeds received upon exercise of warrants	62,500	137,500
Principal payments on capital lease obligations	(20,083)	—

Net cash provided by financing activities	717,417	3,597,307

CASH FLOWS OF DISCONTINUED OPERATIONS
Cash provided by (used by) operating activities	(1,720,801)	429,239
Cash provided by (used by) investing cash flows	1,302,646	(759,247)
Cash used by financing cash flows	—	(207,124)

Net cash used by discontinued operations	(418,155)	(537,132)

Net increase in cash	4,479,000	2,753,422
Cash – beginning of period	156,472	154,379

Cash – end of period	$4,635,472	$2,907,801

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,054,327	$810
Income taxes	$—	$—
Non-cash investing activities
Issuance of common stock in connection with consolidation	$5,306,022	$—
Computer equipment capital lease	$241,538	$—
Note payable assumed in connection with acquisition	$—	$700,000
Common stock issued for future services	$—	$2,180,000

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto of SendTec, Inc., formerly RelationServe Media, Inc. (the “Company” or “SendTec”) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

The unaudited condensed consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements of the Company include the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The unaudited condensed consolidated financial statements contained herein include commencing February 1, 2006 the results of SendTec Acquisition Corp. (“STAC”) which became a wholly-owned subsidiary of the Company on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec. As of October 31, 2005 and through February 1, 2006, the Company held approximately 23% of the total voting interests in STAC. Accordingly, from October 31, 2005 through February 1, 2006, the Company accounted for its investment in STAC in accordance with the provision of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides that companies must record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. The Company recorded a $153,389 charge for its proportionate share of STAC’s losses for the month ended January 31, 2006.

On June 15, 2006, the Company sold substantially all of the business and net assets of its wholly-owned subsidiary RelationServe Access, Inc. (“Access”). The loss on the sale of the net assets and the operating results of Access are presented in the statement of operations under the category titled “(loss) income from discontinued operations”. The Company also ceased operations of the business of Freindsand.com, Inc. (“Friendsand”) as of June 30, 2006. The operating results of Friendsand and the loss on the write-down of the business assets are included in the statement of operations under the category titled “(loss) income from discontinued operations”. The comparative period statements of operations have been restated to reflect the discontinued operations.

Organization

SendTec, Inc., formerly RelationServe Media, Inc., (the “Company”) is a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006 the Company’s SendTec marketing services business has become its dominant operation. In July 2006, Company changed its name to SendTec Inc. SendTec is a marketing company, primarily involved in direct response marketing.

The Company was originally formed as Chubasco Resources Corp. (“Chubasco”) in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. On June 13, 2005, Chubasco completed a reverse merger (accounted for as a recapitalization transaction) with RelationServe, Inc., (“RelationServe”). Relationserve was a Delaware corporation formed in March 2005 that operated a marketing business it acquired in a reverse acquisition in May 2005. Chubasco changed its name to Relationserve Media, Inc. (still a Nevada corporation) following its merger with Relationserve of Delaware. On August 29, 2005, the Company completed a reincorporation merger in which RelationServe Media, Inc. survived such merger as a Delaware corporation.

Effective February 2006, the Company completed its acquisition of the net assets and business of SendTec as described in Note 4. On July 11, 2006, the stockholders approved the Company to change its name to SendTec, Inc. The principal operations were moved to St. Petersburg, Florida.

NOTE 2 – LIQUIDITY AND FINANCIAL CONDITION

The Company incurred a loss of approximately $7,128,000 from continuing operations for the six months ended June 30, 2006, which includes an aggregate of approximately $6,270,000 in non-cash charges relating to stock issued to satisfy a covenant breach of $1,444,000, non-cash interest of $4,098,000, depreciation and amortization of $336,000, stock based compensation of $264,000, a provision for bad debts of $168,000, and an equity method loss of $153,000, net of a $193,000 reduction in the estimated fair value of a registration rights penalty.

The Company is in the process of realigning its operations to focus on the business of SendTec, which became its dominant operation following the sale of Access and Friendsand. The Company believes that its current capital resources combined with the revenues it expects to generate through the operations of SendTec will enable it to sustain operations through June 30, 2007. The Company intends to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary, in the future.

In July 2006, the Company’s registration statement relating in part to the resale of common stock issuable to Debenture holders was declared effective. As a result, the Company expects to achieve cost savings due to a decrease in legal, accounting, printing and other expenses associated with the registration process. The Company is also restricted from incurring additional indebtedness other than certain permitted indebtedness under the terms of the Debentures described in Note 7.

As described in Note 7, the Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (iv) certain other conversion and redemption provisions.

As a result of the Term Sheet, the Company will seek shareholder approval to increase its authorized capital to meet the requirements of all potential conversions of Debentures and other derivate instruments into Common Stock. The Company believes it will obtain the votes necessary to complete the transaction, however, in the event a sufficient number of shareholder votes are not obtained, the Debenture holders will have the right to renegotiate terms of this proposed restructuring, and if the Company is unable to reach acceptable terms, the Debenture holders will have the right to demand an acceleration of the loan. If the Debenture holders demand an acceleration of the loan, it will have a material adverse effect on the business. The Company cannot provide any assurance that the Debenture holders will not demand an acceleration of the loan, in the event a sufficient number of shareholder votes are not obtained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue its operations.

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

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2006, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $177,500.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in income in the year of disposition. Depreciation and amortization are computed by the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	4 – 6
Computer equipment	3 – 5
Furniture, fixtures and office equipment	5 – 7
Software	3

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

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

Intangible assets consist of covenants not to compete and deferred financing fees. Non-compete agreements are being amortized on the straight-line basis over the lives of the underlying employment agreements. Deferred financing fees are being amortized on the straight-line basis over the life of the debentures. The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company’s convertible debentures approximate fair value as such instruments have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the holder.

Convertible Debentures

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of Emerging Issues Task Force Issue (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

Registration Rights Agreements

The Company has adopted View C of EITF 05-4 “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At June 30, 2006, the Company recorded a registration rights penalty liability of $131,500 which has been included on the accompanying consolidated balance sheet.

Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at June 30, 2006 include the following:

Options	3,864,500
Warrants	11,798,952
Convertible Debentures	23,300,000

Total common stock equivalents	38,963,452

The Company included 6,043,196 common stock purchase warrants with an exercise price of $0.01 in its determination of loss per share for the three and six months ended June 30, 2006.

Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

Omni Point and Friends, LLC as the predecessors to the Company, were organized as limited liability companies for federal income tax purposes. Accordingly, any amounts earned during the three months ended March 31, 2005 are being reported by the members of these entities on their individual tax returns. The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three months ended March 31, 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not the benefit of these assets will not be realized in future periods.

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

Internet advertising:    Revenue from the distribution of internet advertising is recognized when internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company’s tracking software.

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

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company also applied the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standard “SFAS” No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 12. Accordingly, the Company recognized $510,442 and $601,015 for the fair value of stock options expected to vest during the three and six month periods ended June 30, 2006, respectively. These amounts include the fair value of share based payments made to former employees of Access in the amounts of $294,773 and $336,739 during the three and six months ended June 30, 2006, respectively, which are reported in discontinued operations.

For the three and six months ended June 30, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the following table presents pro-forma net income and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income	$703,797	$1,050,827
Stock-based employee compensation cost, under fair value accounting	(1,239,112)	(1,239,112)

Pro-forma net loss under fair value method	$(535,315)	$(188,285)

Net loss per share - basic	$0.05	$0.08

Per share stock-based employee compensation cost, under fair value accounting	$(0.09)	$(0.09)

Pro-forma net loss per share, basic	$(0.04)	$(0.01)

Net loss per share - diluted	$0.04	$0.06

Per share stock-based employee compensation cost, under fair value accounting	$(0.07)	$(0.07)

Pro-forma net loss per share, diluted	$(0.03)	$(0.01)

The fair value of all options granted prior to January 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. In calculating the fair values of the stock options, the following weighted average assumptions were used:

Dividend yield	—
Expected life	10 years
Risk free interest rate	3.53%
Expected volatility	50%

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 2006, the Company had approximately $4,635,000 in United States bank deposits, which exceed federally insured limits. The Company had not experienced any losses in such accounts through June 30, 2006.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections-a replacement of APB

Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

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

On June 29, 2005, the EITF ratified Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is “conventional” for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2005, Issue No. 05-4, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’ “ EITF 05-4 provides guidance to issuers as to how to account for registration rights agreements that require an issuer to use its “best efforts” to file a registration statement for the resale of equity instruments and have it declared effective by the end of a specified grace period and, if applicable, maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor. The Company has adopted view C of this pronouncement. Accordingly, the Company has bifurcated registration rights from their related free standing financial instruments and recorded them at fair value.

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The Company adopted EITF Issue No. 05-7 on January 1, 2006, and the adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to Statement 154 to all instruments with a beneficial conversion feature accounted for under Issue 00-27 included in financial statements and was adopted by the Company on January 1, 2006. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140” (“FAS 155”). FAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of FAS 155, but does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156 – “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS 156”). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – ACQUISITION

On August 9, 2005, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), as amended on August 23, 2005, with theglobe.com, Inc. and its wholly-owned subsidiary, SendTec. The Asset Purchase Agreement provided for the Company to purchase, through SendTec Acquisition Corp. (“STAC”), the business and assets of SendTec (the “Asset Purchase”). The Company formed STAC solely to purchase the business and assets of SendTec. The Company made an initial investment in STAC of $10,000,000 in exchange for Common Stock representing approximately 23% of the voting interests of STAC. The Company financed its investment in STAC by issuing 726,199 shares of convertible preferred stock for $10,000,000 in cash that were converted into common stock at the date of consolidation as described below.

The Asset Purchase Agreement, as originally contemplated by the parties, provided for the closing of this transaction to occur through STAC, as a wholly-owned or majority-owned subsidiary of the Company, on or prior to October 31, 2005.

As a result of the financing arrangement described herein, the Asset Purchase was restructured to include certain additional conditions for the Company to satisfy prior to completing its acquisition of SendTec. In connection therewith, the Company, on October 31, 2005 assigned its rights under the Asset Purchase Agreement to STAC with the consent of the sellers in the transaction and entered into certain other agreements providing for the financing of the transaction. As a result of such financing arrangements,

STAC temporarily ceased to be a wholly-owned subsidiary of the Company upon closing the Asset Purchase and upon STAC’s concurrent issuance, in a private placement, of preferred stock representing 64% of the aggregate voting interests in STAC. STAC completed the Asset Purchase on October 31, 2005. The purchase consideration (paid by STAC to the sellers) and a breakdown of the excess of the purchase price over the net assets acquired as of such date is as follows:

Consideration Paid	$39,850,000
Transaction expenses	580,000

Total purchase cost	$40,430,000

Assets acquired	11,458,704
Liabilities assumed	(8,707,016)

Net assets acquired	2,751,688

Purchase price in excess of net assets acquired	$37,678,312
Allocated to
Covenant not to compete	1,866,000

Goodwill	$35,812,312

STAC financed its purchase of SendTec by issuing (a) 10,000,000 shares of its par value $0.001 Common Stock (“STAC Common Stock”) to the Company for $10,000,000 in cash and (b) pursuant to a Securities Purchase Agreement (the “STAC Debenture Agreement”), more fully described in Note 7, $34,950,000 of its 6% Senior Secured Convertible Debentures due October 30, 2009 (the “STAC Debentures”) to institutional investors (the “Investors”). In addition, certain Investors of the STAC Debentures also purchased 279,669 shares of STAC’s Series A Redeemable Preferred Stock (the “STAC Preferred Stock”) at a price of $1.00 per share for net proceeds of approximately $280,000 and STAC management purchased 531,700 shares of STAC Common Stock for $531,700. STAC also issued, for no consideration, an additional 4,774,323 shares of its Common Stock to STAC management concurrent with its purchase of SendTec on October 31, 2005. Each share of STAC Preferred Stock possessed 100 votes per share, representing approximately 64% of the total voting interests of STAC. The Company retained, through the date of consolidation, approximately 23% of the total voting interests in STAC. The remaining voting interests in STAC were owned by STAC management.

The Asset Purchase, STAC Debenture Agreement, STAC Preferred Stock, RelationServe Preferred and certain other contemporaneous agreements entered into with the management of STAC provided for the mandatory consolidation of STAC, as defined in the Securities Purchase Agreement (the “Consolidation”) with the Company upon the attainment of certain contractual milestones (the “Consolidation Milestones”).

Such Consolidation Milestones, as defined in the Securities Purchase and related agreements, principally included the delivery, by the Company to the Investors and their agent in the transaction, of its (a) audited financial statements for the nine months ended September 30, 2005 (the “Audited Financial Statements”), (b) satisfactory evidence that it had achieved certain minimum levels of revenue, earnings and cash flow as specified in the aforementioned agreements (the “Financial Covenants”), (c) a letter from its legal counsel providing negative assurance that reports the Company has filed with SEC since June 10, 2005 through the date of the letter contain no material misstatements or omissions of fact and (d) satisfactory evidence that certain stockholders relinquished their equity or other interest in the Company (as of the time of the Consolidation) and gave the Company a general release of all claims and entered into non-competition and non-solicitation agreements reasonably satisfactory to the purchasers of the STAC Debentures.

The Company, STAC and the debenture investors also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) providing, among other things, for the formation of a five member board, including one member to jointly represent the Company and a debenture investor, and mandatory effectuation of a liquidity event, as defined, in the event that the Consolidation Milestones and related Consolidation had not been completed.

Upon the satisfaction on the Consolidation Milestones, STAC became a wholly-owned subsidiary of the Company in connection with a series of transactions that took place on the Consolidation Date. These transactions included (i) the automatic conversion of all the Company’s Preferred Stock into 7,621,991 shares of the Company’s Common Stock (ii) the STAC Debentures automatically becoming convertible into the Company’s Common Stock and (iii) the exchange of all Common Stock of STAC held by STAC management for 9,506,380 shares of the Company’s Common Stock.

As described in Note 1, the Company accounted for its investment in STAC, through the date of the consolidation under the equity method prescribed in APB 18. Accordingly, the Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period of October 31, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the month ended January 31, 2006.

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

A reconciliation of the amount of goodwill recorded by STAC upon its acquisition of SendTec on October 31, 2005 to the amount recorded by the Company upon its consolidation with STAC is as follows:

Excess of purchase price over net assets acquired by STAC at October 31, 2005 allocated to goodwill	$35,812,312
Net Losses of STAC for the period of November 1, 2005 through January 31, 2006, net of equity loss recognized by RelationServe of $1,187,491	3,975,513
Reclassification of equity relating to value assigned to warrants from October 31, 2005 transaction	(486,224)
RelationServe Media Transaction Expenses	1,252,468
Change in valuation of registration rights penalty accrual	250,000
Dividend paid to preferred stockholders	3,737

Excess of purchase price over net assets acquired at February 3, 2006 allocated to goodwill	40,807,806
Cash received in March 2006 adjusting the October 31, 2005 transaction	(318,750)
Transaction expenses	20,618

Excess of purchase price over net assets acquired as of June 30, 2006 allocated to goodwill	$40,509,674

The following unaudited pro-forma information reflects the results of continuing operations of the Company as if the acquisitions had been consummated as of January 1, 2005:

	For the three months ended June 30,		For the six months ended June 30,
	2006	2005	2006	2005
Revenues	$10,563,000	$9,147,000	$20,656,000	$18,095,000
Net Income (Loss) – continuing operations	(3,736,000)	959,000	(7,385,000)	1,760,000
Net Income (Loss) per share – basic	(0.08)	0.07	(0.17)	0.14
Net Income (Loss) per share – fully diluted	(0.08)	0.05	(0.17)	0.10

The Company’s allocation of its purchase price to the net assets of SendTec and presentation of the pro forma results are preliminary. The allocation of the purchase price is based on management’s valuation estimates. The Company will commission a formal valuation study and the results of such study could differ significantly from management’s estimates. The pro forma results, which are based on significantly limited information, is presented for illustration purposes only and is not indicative of the results that the Company would have achieved or could potentially achieve in future periods had it completed this transaction as of the dates indicated.

The Company, as of June 30, 2006 evaluated the carrying amounts of its goodwill and other intangible assets it recorded in its acquisition of the net assets of SendTec. The Company made its evaluation to determine whether conditions exist that would indicate that reductions in the carrying amounts of these assets would be required. The Company determined, based upon its operating plan and estimates of future cash flows that there are currently no conditions that would indicate that carrying amounts of its goodwill and amortizable intangible assets is impaired.

The Company has established December 31 as the date to perform its annual evaluation of goodwill and intangible assets in accordance with SFAS 142 and SFAS 144, which valuation will be conducted by and outside specialist. The Company intends to continue monitoring the carrying amounts of these assets to determine whether circumstances change and, if necessary, record impairment charges if required.

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2006, property and equipment consist of the following:

Equipment	$702,245
Furniture and fixtures	260,556
Leasehold improvements	31,544
Software	495,675

Property and equipment	1,490,020
Less accumulated depreciation	(140,119)

Property and equipment, net	$1,349,901

Depreciation expense was approximately $140,000 for the six months ended June 30, 2006. There was no depreciation expense for the six months ended June 30, 2005.

Fixed assets include $241,500 of equipment purchases that were financed under capital lease obligations as of June 30, 2006, all of which were purchased during 2006. The accumulated depreciation on these assets amounted to $14,400 as of June 30, 2006.

NOTE 6 – INTANGIBLE ASSETS

At June 30, 2006, intangible assets consist of the following:

Non-compete agreements	$1,748,334
Deferred financing fees	2,064,172

Intangible assets	3,812,506
Less accumulated amortization	(540,140)

Intangible assets, net	$3,272,366

Amortization expense was approximately $411,100 for the six months ended June 31, 2006, of which, $215,000 has been included in interest expense. There was no amortization expense for the six months ended June 30, 2005.

Amortization expense subsequent to the six months ended June 30, 2006 is approximately as follows:

Period from July 1, 2006 through December 31, 2006	$493,400
Years ending December 31:
2007	986,700
2008	946,100
2009	657,000
2010	189,200

$3,272,400

NOTE 7 – DEBENTURES

As described in Note 4, STAC financed its purchase of SendTec, in part, by issuing $34,950,000 of Senior Secured Convertible Debentures due October 30, 2009. As a result of the Consolidation with STAC, the Debentures, initially convertible at $1.00 per share into STAC Common Stock, became convertible into Company Common Stock at a conversion price of $1.50 per share. The Debenture Holders maintain a first priority security interest in all of the Company’s assets and in the assets of its subsidiaries. For as long as the Debentures remain outstanding, the Company is restricted from incurring additional indebtedness other than certain permitted indebtedness consisting of (i) a working capital credit facility of up to $3,000,000 which may have a second priority interest in our accounts receivable and inventory, (ii) trade payables and indebtedness consisting of capitalized lease obligations and purchase money indebtedness incurred in connection with the acquisition of capital assets and obligations under sale-leaseback arrangements with respect to newly acquired or leased assets and (iii) such obligations which are not secured by liens on any of our assets or STAC assets existing as of the date that the Debentures were originally issued. These restrictions could have a material adverse effect on the Company’s liquidity and financial condition in the event it becomes necessary to raise capital through the issuance of debt in order to sustain operations.

The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. The Securities Purchase Agreement relating to the purchase of the STAC Debenture also required STAC, and the Company beginning on the date of Consolidation, to comply with certain financial covenants and provide for the Debenture holders to participate in subsequent financing transactions. The Company and STAC were not in compliance with the financial covenants stipulated in the Securities Purchase Agreement prior to and as of the date of Consolidation.

Accordingly, the Company and the Debenture holders entered into a letter agreement at the time of consolidation in which the debenture holders agreed to (a) forbear to call a covenant default of STAC’s breach of the financial covenants, (b) amend the STAC Debentures to substantially eliminate the requirement for the Company to comply with the financial covenants at any time up to the date of Consolidation and during the year ended December 31, 2006 and (c) consent to the Company’s sale of Common Stock to Sunrise Equity Partners (Note 11), in exchange for 525,000 shares of Common Stock with an aggregate fair value of 1,443,750.

As described in Note 2, the Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (iv) certain other conversion and redemption provisions.

As a result of the Term Sheet, the Company will seek shareholder approval to increase its authorized capital to meet the requirements of all potential conversions of Debentures and other derivate instruments into Common Stock. The Company believes it will obtain the votes necessary to complete the transaction, however, in the event a sufficient number of shareholder votes are not obtained, the Debenture holders will have the right to renegotiate terms of this proposed restructuring, and if the Company is unable to reach acceptable terms, the Debenture holders will have the right to demand an acceleration of the loan. If the Debenture holders demand an acceleration of the loan, it will have a material adverse effect on the business. The Company cannot provide any assurance that the Debenture holders will not demand an acceleration of the loan, in the event a sufficient number of shareholder votes are not obtained.

The amended financial covenants require the Company to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006, and $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007. The Company must also maintain minimum cash balances of $2,750,000 in the third quarter of 2006, $3,000,000 in the fourth quarter of 2006, $3,000,000 in the first quarter of 2007, $3,250,000 in the second quarter of 2007, $3,500,000 in the third quarter of 2007, and $3,750,000 in the fourth quarter of 2007.

If the Company breaches its covenants or otherwise defaults on its obligations under the Debentures and the due date is accelerated, the amount required to pay such Obligation will most likely come out of the Company’s working capital and cash balances. Since the Company relies on its working capital for its day-to-day operations, such a default would have a material adverse effect on the Company’s business, operating results, and financial condition. In such event, the Company may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of our Common Stock, at significant risk. Further, the Company’s obligations under the Debentures are secured by substantially all of its assets. Failure to fulfill the Company’s obligations under the Debentures and related agreements could lead to loss of these assets, which would be detrimental to its operations.

The Company also issued 10,081,607 Common Stock purchase warrants (the “Warrants”) to the debenture holders, exercisable at $0.01 per share on the Consolidation Date. In accordance with APB 14 and ETIF 00-27, all $34,950,000 of the proceeds received upon the issuance of the Convertible Debentures were allocated to the Common Stock purchase warrant, based on the relative fair value of the Convertible Debentures and the Warrants and the beneficial conversion feature embedded in the Convertible Debentures. The resulting discount is bifurcated as a non-cash interest expense over the term of the Debentures.

Accretion of the discount on the debentures amounted to $2,330,000, and $3,883,333 during the three and six months ended June 30, 2006, respectively and is included as a component of interest expense in the accompanying statements of operations. Contractual interest expense on the debentures amounted to $530,076 and $873,752 during the three and six months ended June 30, 2006, respectively, and is included as a component of interest expense in the accompanying statements of operations.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

During April 2006, the Company entered into various capital leases with an aggregate present value of $241,500. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum leas payments was calculated using discount rates ranging from 14% to 17%. Lease payments, including amounts representing interest, amounted to $25,600 for the three months ended June 30, 2006. The leases require monthly payments of approximately $11,600 including interest at discount rates ranging from 14% to 17% and are due at various times through April 2008.

Minimum lease payments due in the years subsequent to June 30, 2006 are as follows:

Period from July 1, 2006 through December 31, 2006	$69,471
Years ending December 31:
2007	138,942
2008	43,918

Total minimum lease payments	252,331
Less amounts representing interest	(30,876)

Present value of minimum lease payments	221,455
Less current portion	(115,083)

Long-term portion	$106,372

NOTE 9 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers. During the six months ended June 30, 2006, three customers accounted for approximately 52.6% of the Company’s net revenue. Two customers represented approximately 26.1% of total accounts receivable at June 30, 2006.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment agreements

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with SendTec. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides a notice of non-renewal. The agreements also contain certain non-compete provisions for periods specified by the agreements. The value assigned to the non-compete agreements is being amortized on a straight-line basis over five years (Note 6).

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

In addition, the Company entered into employment contracts with five of its executives for initial terms between three and five years, which will be renewed for additional one-year terms thereafter, unless written notice is provided by the respective party. The agreements provide for annual aggregate base salaries totaling $916,000, as well as incentive compensation and bonuses as the Board of Directors may determine and to which they may become entitled to pursuant to an incentive compensation or bonus program.

Stock Registration Rights Agreements

The Company entered into a Registration Rights Agreement with the investors of the Series A Preferred Stock that were issued in October 2005 to finance its investment in STAC. The Company, upon the consolidation with STAC, also assumed the registration rights obligation under the Securities Purchase Agreement with the Debenture holders, which had an estimated fair value of $250,000 at the date of the Consolidation.

The Company’s registration statement became effective on July 14, 2006. However, the Company has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act, subject to a liquidated damages penalty of 1% per month of the aggregate purchase price paid by the holders. The Company reduced its estimate of the fair value of the accrued registration rights penalty by $133,500 to $131,500 at June 30, 2006. The reduction in the penalty is included in other income (loss) in the accompanying statement of operations for the three months ended June 30, 2006.

Legal Proceedings

Through June 30, 2006, the Company and/or Omni Point have been named as defendants in four separate claims arising in the ordinary course of its business. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

Omni Point has been named as a defendant in an employment related claim which to date has not been asserted against the Company. Although the Company is not a defendant in this matter at this time, there can be no assurance that the plaintiffs will not attempt to assert this claim against the Company in the future or that such claim, if asserted, will not result in a material loss to the Company. The range of loss with respect to this matter, if any, cannot be quantified.

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company. Mr. Jehassi alleged that the Company breached an Employment Agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Second Amended Complaint adding a claim for unpaid wages under a Florida statute. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses. The Company’s response to the Amended Complaint is due August 25, 2006. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On March 6, 2006 Boston Meridian LLC (‘‘Boston Meridian’’) filed a complaint in the United States District Court, District of Massachusetts, alleging it was owed certain fees and expense reimbursements in connection with the acquisition of the business of SendTec from theglobe.com Inc. On March 21, 2006, the Company filed a complaint in the Supreme Court of the State of New York, County of New York against Boston Meridian and Sage Capital Growth, Inc. (‘‘Sage’’), alleging that Boston Meridian prepared and distributed improper and unauthorized financial information and that Boston Meridian and Sage breached their fiduciary and other duties to the Company and confidentiality obligations in disclosing the Company’s plans to third-parties. On April 3, 2006, Boston Meridian amended the Complaint adding Michael Brauser, the Company’s Chairman of the Board of Directors, as an additional defendant. Boston Meridian alleges that Mr. Brauser tortiously interfered with Boston Meridian’s alleged contract with the Company. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of Common Stock. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. Info Link seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. The Company does not believe that Info Link has sufficiently pled any factual basis to support its claim. This case is initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

On or about June 15, 2006, R&R Investors Ltd commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August and the Company’s answer is presently due in September. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about April 28, 2006 LeadClick Media, Inc. commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about June 2, 2006, the Company’s subsidiary, SendTec Acquisition Corp, commenced an action in the Supreme Court of the State of New York, County of New York, against one of its customers, Kikucall Inc., d/b/a InstantCast (“Kikucall”) and its employee, Jason Eddleston, for breach of contract, alleging that Kikucall failed to pay for approximately $173,000 worth of services provided to Kikucall by the Company. Kikucall answered the complaint on or about July 27, 2006 and asserted counterclaims for breach of contract, tortious interference with contract, fraudulent omission, fraudulent inducement, breach of duty of good-faith and unjust enrichment. Kikucall seeks $300,000 in damages and $900,000 in punitive damages. This case is in its initial stages. The Company intends to prosecute its own claims and vigorously defend itself with respect to the counterclaims. The outcome of this matter, and whether it will result in a gain or loss for the Company, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

NOTE 11 – STOCKHOLDERS’ EQUITY

Common Stock Purchase Warrants

The Company, upon its Consolidation with STAC, issued to the Debentures investors, seven year warrants to purchase an aggregate of 10,081,607 shares of the Company’s Common Stock in amounts proportionate to the face amount of the Debentures exercisable at $0.01 per share. The warrants are exercisable from February 3, 2006 through October 30, 2012. The warrants feature a cashless exercise provision, which provides (a) the holder with the right, any time after one year from their date of issuance through their date of termination (and only in the event that there is not an effective registration or prospectus covering the resale of the underlying stock), to exercise such warrants using the cashless exercise feature and/or (b) for an automatic cashless exercise in the date of termination. The Company can consent to a cashless exercise of the warrants at the request of the holder at anytime. A cashless exercise will result in a net share settlement of the warrants based on a formula in which the net shares issuable is based upon the then fair value of the Company’s common stock. The Company evaluated the classification of these warrants at the date of consolidation and at March 31, 2006 in accordance with EITF 00-19 and determined that they are equity instruments because (a) net share settlement is within the Company’s control and (b) the cashless exercise feature does not potentially result in the issuance of an indeterminate number of shares.

As described below, debentures investors to date have elected to exercise an aggregate of 4,038,411 of their common stock purchase warrants resulting in the issuance of an aggregate of 4,020,002 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At June 30, 2006, 6,043,196 warrants remained outstanding with respect to this financing transaction.

A summary of the all of the Company’s outstanding common stock purchase warrants granted through June 30, 2006 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at January 1, 2006	6,786,757	$0.71
Granted	10,081,607	$0.01
Exercised	(5,069,412)	$0.06
Forfeited	—	—

Outstanding at June 30, 2006	11,798,952	$0.39

Weighted-average fair value granted during the period		$0.01

Common Stock

During January 2006, warrants to purchase 50,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

On February 3, 2006, pursuant to the Securities Exchange Agreement, shares of STAC Common Stock owned by STAC management were exchanged for an aggregate of 9,506,380 shares of Company Common Stock.

On February 3, 2006, pursuant to a letter agreement between the Company and the Debenture holders, the Company issued 525,000 shares of Company Common Stock to the debenture investors pro-rata in accordance with their respective ownership of the Debentures.

On February 3, 2006, the Company and Sunrise Equity Partners, L.P. (“Sunrise”) entered in a Securities Purchase Agreement pursuant to which the Company sold Sunrise 500,000 shares of Company Common Stock for $750,000, of which the Company received net proceeds of $675,000 after deducting fees and expenses of $75,000. The Company granted Sunrise unlimited and customary “piggyback” registration rights as well as registration rights similar to the registration rights granted by the Company in connection with that certain Registration Rights Agreement dated October 31, 2005 with its then holders of Series A Preferred Stock. As a result, the Company is obligated to file a Registration Statement on or before 45 days after the Consolidation pursuant to the Registration Rights Agreement described above. The registration rights will survive until such time as the Company Common Stock may be sold without volume restrictions pursuant to Rule 144(k) of the Securities Act.

On February 7, 2006, holders of the seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 2,673,948 warrants and as a result of the cashless exercise feature, the Company issued 2,664,398 shares of the Company’s Common Stock.

On February 10, 2006 warrants to purchase 200,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

On April 4, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 410,000 warrants and as a result of the cashless exercise feature, the Company issued 353,452 shares of Company Common Stock.

On April 9, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 1,037,985 warrants and as a result of the cashless exercise feature, the Company issued 1,031,245 shares of the Company’s Common Stock.

On April 19, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 300,000 warrants and as a result of the cashless exercise feature, the Company issued 250,139 shares of Company Common Stock.

On April 20, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 326,479 warrants and as a result of the cashless exercise feature, the Company issued 324,359 shares of the Company’s Common Stock.

On May 1, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 71,000 warrants and as a result of the cashless exercise feature, the Company issued 53,967 shares of Company Common Stock.

Stock Options

As described in Note 12, the Company granted an aggregate of 1,990,000 stock options to employees and consultants during the six months ended June 30, 2006. The aggregate fair value of these options amounted to $2,954,000, measured at their respective dates of grant and are being amortized over periods in which they are expected to vest.

NOTE 12 – SHARE BASED PAYMENTS

The Company, since its inception has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors. Substantially all options granted to date have exercise prices equal to the fair value of underlying stock at the date of grant and terms of ten years. Vesting periods range from fully vested at the date of grant to three years.

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of June 30, 2006 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “Plan”), which was subsequently approved by stockholders. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of June 30, 2006, an aggregate of 2,865,969 shares and options have been granted under the plan, leaving an aggregate of 434,031 shares available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would be come exercisable on the date which is two years from the date of grant, and (b) for each such director be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of June 30, 2006, an aggregate of 1,100,000 shares and options have been granted under the plan, leaving an aggregate of 900,000 shares available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. Grants under the 2006 Plan are not conditioned on stockholder approval. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The maximum number of shares of Common Stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed 1,000,000 shares in order to qualify as performance-based compensation under Section 162(m) of the Code. The 2006 Incentive Plan is currently administered by the Board or a Committee of the Board of Directors. As of June 30, 2006, an aggregate of 175,000 shares and options have been granted under the plan, leaving an aggregate of 2,525,000 shares available for future issuance.

Share based payments made during the six months ended June 30, 2006 are as follows:

On March 10, 2006, the Company granted (under its 2005 option plan) options to purchase an aggregate of 1,690,000 shares of Common Stock to employees of the Company at an exercise price of $1.80 per share. These options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on March 9, 2016 or earlier due to employment termination.

On March 28, 2006, the Company granted (under its 2006 option plan) options to purchase an aggregate of 200,000 shares of Common Stock to employees of the Company at an exercise price of $1.70 per share. These options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on March 27, 2016 or earlier due to employment termination.

On May 3, 2006, the Company granted (under its 2005 non-employee director’s option plan) options to purchase an aggregate of 100,000 shares of Common Stock to directors of the Company at an exercise price of $1.375 per share. These options vest as to 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on May 3, 2016 or earlier due to board termination.

As described in Note 3, the fair value of all awards was estimated at the date of grant using the Black-Scholes option pricing model. Assumptions relating to the estimated fair value of stock options that the Company granted prior to January 1, 2006 that were accounted for and recorded under the intrinsic value method prescribed under APB 25 are also described in Note 3.

The weighted-average grant-date fair value of options granted during each of the periods for which a statement of operations is presented is as follows:

	June 30, 2006		June 30, 2005
	Six Months	Three Months	Six Months	Three Months
Weighted-average grant-date fair value of options granted	$1.48	$1.19	$0.35	$0.35

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the six months ended June 30, 2006, are as follows: risk–free interest rate of 4.05%; expected dividend yield zero percent; expected option life of ten years; and expected volatility of 81%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2005 have been insignificant. Cancellations during the six months ended June 30, 2006 principally relate to the sale of Access. The Company’s operations and the nature of its business changed substantially during 2006 with the acquisition of SendTec. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 85 % of outstanding options will vest annually. Deferred compensation relating to options granted prior to January 1, 2006 has been adjusted to reflect this assumption. No options have been exercised to date. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company’s stock.

A summary of the status of the Company’s outstanding stock options as of June 30, 2006 and changes during the six months ended June 30, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2006	3,488,000	$3.03
Granted	1,990,000	$1.77
Exercised	—
Forfeited or Expired	(1,613,500)	$3.74

Outstanding at June 30, 2006	3,864,500	$2.09	7.33

Options exercisable at June 30, 2006	1,497,000	$1.95	5.02

At June 30, 2006, there was no intrinsic value of options outstanding and options exercisable, based on the June 30, 2006 closing price of the Company common stock ($0.88 per share).

In addition the table includes options that it issued to non-employees prior to January 1, 2006. As of June 30, 2006, these options have a weighted average exercise price of $3.85, weighted average remaining contractual term of 4.42 years and no aggregate intrinsic value. The Company did not enter into any stock based compensation arrangements with non-employees during the six months ended June 30, 2006. Stock based compensation expense to non-employees amounted to $978,221 during the six months ended June 30, 2006, which is included in discontinued operations and which represents amortization of stock based compensation for grants made prior to January 1, 2006. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18.

The Company also recorded $121,500 for the fair value of share based payments made to non-employees prior to January 1, 2006. Stock based compensation expense to non employees for the six months ended June 30, 2006 amounted to $111,375, which is included in discontinued operations.

A summary of the status of the Company’s share based payments as of June 30, 2006 and changes during the six months ended June 30, 2006 are as follows:

	Number of shares	Weighted average grant date fair value
Nonvested at January 1, 2006	846,667	$1.04
Granted	3,136	2.85
Vested	(843,136)	1.04
Forfeited or Expired	(6,667)	1.35

Nonvested at June 30, 2006	-0-	$0.00

Concurrent with the acquisition of STAC, 750,000 shares of stock vested with a fair value of $750,000. The fair value of this share based payment was recorded as part of the cost of acquiring SendTec.

The aggregate fair value of unamortized share based payments for all awards granted prior to January 1, 2006 amount to $1,8521,973. The Company amortized all of the fair value during the six months ended June 30, 2006, capitalizing $750,000 as part of the cost of acquiring SendTec and expensing the remaining $1,101,973, which is included in discontinued operations in the statements of operations.

NOTE 13 – DISCONTINUED OPERATIONS

On June 15, 2006, the Company sold substantially all of the business and net assets of its wholly-owned subsidiary, RelationServe Access, Inc. (“Access”) to R.S.A.C., Inc., a wholly-owned subsidiary of Come & Stay S.A., for $1.4 million in cash and the assumption of certain liabilities of Access. Pursuant to the agreement, the Company has agreed to remain liable for certain contingencies and liabilities, and any liabilities in excess of $3 million. As a result of the transaction, the Company recognized a loss on the sale of the net assets of approximately $146,000.

In addition, the Company ceased the operations of Friendsand.com, Inc. (“Friendsand”). As a result the Company recorded a charge of approximately $459,000, which represents the net assets of Friendsand.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported Access’s and Friendsand’s results for the six months ended June 30, 2006 as discontinued operations because the operations and cash flows of Access and Friendsand have been eliminated from the Company’s ongoing operations as a result of having sold the business of Access and ceasing operations of Friendsand. Discontinued operations includes the loss on the sale of the net assets of Access in the amount of $138,000 and the write-off of the operating assets of Friendsand in the amount of $459,000.

NOTE 14 – SUBSEQUENT EVENTS

Registration of Securities

In connection with the Company’s registration rights agreements with the purchasers of the Company’s Preferred and the Debenture holders, the Company’s registration statement to register shares underlying the preferred stock conversions, and shares underlying debenture and warrant conversions became effective on July 14, 2006.

Issuances of Securities

On July 10, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 1,730,748 warrants for $17,307, and the Company issued 1,730,748 shares of the Company’s Common Stock.

On July 10, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 539,000 warrants and as a result of the cashless exercise feature, the Company issued 378,602 shares of the Company’s Common Stock.

On July 19, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 576,916, for $5,769 and the Company issued 576,916 shares of the Company’s Common Stock.

On July 19, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 216,344 warrants and as a result of the cashless exercise feature, the Company issued 212,539 shares of the Company’s Common Stock.

On July 24, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 80,000 warrants for $20,000 and the Company issued 80,000 shares of the Company’s Common Stock.

On July 26, 2006, the Company granted options to purchase and aggregate of 1,227,000 shares of Common Stock to employees of the Company. The options are exercisable at $0.48 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on July 25, 2016 or earlier due to employment termination.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in the Company’s Common Stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005, filed with the SEC on March 20, 2006, and other pertinent information contained in the Registration Statement on Form SB-2 of the Company, as amended, initially filed with the SEC on March 20, 2006, which became effective on July 14, 2006, as well as other information contained in the Company’s other periodic filings with the SEC. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Our primary business since February 2006 is the SendTec (“SendTec”) marketing services business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. On July 10, 2006 our stockholders approved the name change. SendTec is a marketing company, primarily involved in direct response marketing.

The unaudited condensed consolidated financial statements contained herein include commencing February 1, 2006 the results of STAC which became our wholly-owned subsidiary on of February 3, 2006. On October 31, 2006, STAC acquired the assets of SendTec, Inc. As of October 31, 2006 and through February 1, 2006 we retained approximately 23% of the total voting interests in STAC. Accordingly from October 31, 2006 through February 1, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $1,034,102 charge for our proportionate share of STAC’s losses for the period of October 31, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the month ended January 31, 2006.

Our results of operations for the three and six months ended June 30, 2005 consist of Omni Point Marketing, Access, Friendsand and the Company. The operations of Omni Point Marketing, Access, and Friendsand have been reflected as discontinued operations in our statements of operations.

Results of Operations

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Net revenues were approximately $10.6 million for the three months ended June 30, 2006. There were no net revenues for the three months ended June 30, 2005 due to the discontinuance of the operations of Access and Friendsand, whose results for the three months ended June 30, 2006 and 2005 are reflected as discontinued operations in the statement of operations. Net revenues from our internet advertising were $8.6 million, or 81.3 % of net revenues. Net revenues from our other revenue sources were $0.4 million from online search, $0.5 million from direct response media, and $1.1 million from offline advertising programs.

Costs of revenues were approximately $7.0 million for the three months ended June 30, 2006. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $6.7 million, and $0.3 million was from our offline advertising programs. There are no costs of revenues from online search and direct response media, since those revenue streams are reported as revenue net of related costs. There was no cost of revenues for the three months ended June 30, 2005.

Gross profit was approximately $3.6 million for the three months ended June 30, 2006, or 33.8% of net revenues. Gross profit from our internet advertising business was $1.9 million, or 22.3% of our internet advertising net revenues for the three months ended June 30, 2006, while our gross profit from offline advertising programs was $0.8 million, or 71.2% of offline advertising program net revenue. Gross profit from our other revenue sources were $0.4 million for online search and $0.5 million for direct response media. There was no gross profit for the three months ended June 30, 2005.

Salaries, wages and benefits expenses were approximately $2.5 million for the three months ended June 30, 2006. The Company employs approximately 100 people in the areas of sales, account management, operations, information technology, and administrative. Salaries, wages and benefits expenses were zero for the comparable prior year period.

Professional fees increased approximately $0.6 million to $0.7 million for the three months ended June 30, 2006 as compared to $0.1 million for the comparable prior year period. The increase is primarily the result of higher legal and accounting fees in connection with litigation, potential acquisitions and SEC filings.

Depreciation and amortization was approximately $0.2 million for the three months ended June 30, 2006. Depreciation and amortization is due in part to amortization relating to our non-compete agreements and in part to depreciation of our property and equipment.

Other general and administrative expenses increased approximately $1.0 million to $1.1 million for the three months ended June 30, 2006 as compared to $0.1 million for the comparable prior year period, an increase of 583.8%. Our other general and administrative expenses as a percentage of net revenues, were 10.0% for the three months ended June 30, 2006.

The components of other general and administrative expenses were as follows:

	For the three months ended June 30,
	2006	2005
Travel	$128,330	$—
Marketing expenses	103,307	—
Rent	99,269	—
Internet bandwith	147,874	—
Commissions	109,742	—
Contract labor	89,090	—
Other	379,005	154,525

Total other general and administrative expenses	$1,056,617	$154,525

For the three months ended June 30, 2006, we had an operating loss of approximately $0.9 million, an increase in operating loss of $0.6 million from an operating loss of $0.3 million for the three months ended June 30, 2005.

Other income (expense) for the three months ended June 30, 2006 was an expense of approximately $2.8 million, as compared to $6,000 for the comparable prior year period. It is comprised of the following:

•	Registration rights penalty – we entered into an agreement to register the resale of shares of Common Stock held by Debenture holders and preferred stockholders as well as those shares that would be issuable if the debenture holders converted the debentures and warrants they hold into shares of our Common Stock. The agreement stipulated that if the resale of such shares are not registered within certain contractual timeframes, the debenture holders have certain registration rights and we would be subject to a penalty. The registration statement for the shares was declared effective on July 14, 2006. As of June 30, 2006, management believes the probability of such penalty to be low and reduced the estimated fair value of the penalty by $133,500.

•	Interest income – we earned approximately $19,000 in interest on bank deposits.

•	Interest expense – we incurred total interest expense on the debentures of approximately $3.0 million for the three months ended June 30, 2006. Included in interest expense is $0.5 million of interest that will require payment to the debenture holders and a non-cash interest charge of $2.5 million to amortize the fair value of the warrants issued in conjunction with the debentures and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended June 30, 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets. For the three months ended June 30, 2005, a tax provision is included in discontinued operations.

We reported a loss from continuing operations of approximately $3.7 million for the three months ended June 30, 2006 compared to a loss from continuing operations of approximately $0.3 million for the three months ended June 30, 2005. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the three months ended June 30, 2006 are non-cash expenses totaling $3.4 million.

We sold the business and substantially all of the net assets of Access, and ceased the operations of Friendsand. As a result, we recorded a loss from discontinued operations of approximately $2.9 million for the three months ended June 30, 2006. The operations of Access and Friendsand for the three months ended June 30, 2005 was net income of approximately $1.0 million and is also presented as discontinued operations for comparability.

We reported a net loss of approximately $6.6 million for the three months ended June 30, 2006 compared to net income of $0.7 million for the three months ended June 30, 2005. Included in the net loss for the three months ended June 30, 2006 are non-cash expenses totaling $3.4 million and a loss from discontinued operations of $2.9 million.

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Net revenues were approximately $17.8 million for the six months ended June 30, 2006. There were no net revenues for the six months ended June 30, 2005 due to the discontinuance of the operations of Access and Friendsand, whose results for the six months ended June 30, 2006 and 2005 are reflected as discontinued operations in the statement of operations. Net revenues from our internet advertising were $14.5 million, or 81.6 % of net revenues. Net revenues from our other revenue sources were $0.5 million from online search, $0.9 million from direct response media, and $1.9 million from offline advertising programs.

Costs of revenues were approximately $11.7 million for the six months ended June 30, 2006. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $11.3 million, and $0.4 million was from our offline advertising programs. There are no costs of revenues from online search and direct response media, since those revenue streams are reported as revenue net of related costs. There was no cost of revenues for the six months ended June 30, 2005.

Gross profit was approximately $6.0 million for the six months ended June 30, 2006, or 34.0% of net revenues. Gross profit from our internet advertising business was $3.2 million, or 22.3% of our internet advertising net revenues for the six months ended June 30, 2006, while our gross profit from offline advertising programs was $1.4 million, or 75.2% of offline advertising program net revenue. Gross profit from our other revenue sources were $0.5 million for online search and $0.9 million for direct response media. There was no gross profit for the six months ended June 30, 2005.

Salaries, wages and benefits expenses were approximately $3.9 million for the six months ended June 30, 2006. The Company employs approximately 100 people in the areas of sales, account management, operations, information technology, and administrative. Salaries, wages and benefits were zero for the comparable prior year period.

Professional fees increased approximately $1.0 million to $1.1 million for the six months ended June 30, 2006 as compared to $0.1 million for the comparable prior year period. The increase is primarily the result of higher legal and accounting fees in connection with litigation, potential acquisitions and SEC filings.

Depreciation and amortization was approximately $0.3 million for the six months ended June 30, 2006. Depreciation and amortization is due in part to amortization relating to our non-compete agreements and in part to depreciation of our property and equipment.

Other general and administrative expenses increased approximately $1.3 million to $1.5 million for the six months ended June 30, 2006 as compared to $0.2 million for the comparable prior year period, an increase of 882.2%. Our other general and administrative expenses as a percentage of net revenues, were 8.5% for the six months ended June 30, 2006.

The components of other general and administrative expenses were as follows:

	For the six months ended June 30,
	2006	2005
Travel	$212,891	$—
Marketing expenses	131,716	—
Rent	149,404	—
Internet bandwith	162,832	—
Commissions	166,514	—
Contract labor	131,154	—
Other	563,264	154,525

Total other general and administrative expenses	$1,517,775	$154,525

For the six months ended June 30, 2006, we had an operating loss of approximately $0.8 million, an increase in operating loss of $0.5 million from an operating loss of $0.3 million for the six months ended June 30, 2005.

Other income (expense) for the six months ended June 30, 2006 was an expense of approximately $6.3 million, as compared to $6,000 for the comparable prior year period. It is comprised of the following:

•	Registration rights penalty – we entered into an agreement to register the resale of shares of Common Stock held by Debenture holders and preferred stockholders as well as those shares that would be issuable if the debenture holders converted the debentures and warrants they hold into shares of our Common Stock. The agreement stipulated that if the resale of such shares are not registered within certain contractual timeframes, the debenture holders have certain registration rights and we would be subject to a penalty. The registration statement for the shares was declared effective on July 14, 2006. As of June 30, 2006, management believes the probability of such penalty to be low and have reduced the fair value of the penalty by $193,500.

•	Covenant penalty – we were not in compliance with certain covenants in the debenture agreement for the fourth quarter of 2005. As a result, on February 3, 2006 we issued 525,000 shares of Common Stock with a fair value of approximately $1.4 million to the Debenture holders. This expense is non-cash in nature.

•	Loss on equity-method investment – prior to consolidation of SendTec, we owned 23% of SendTec and accounted for this investment by the equity method, in which we recorded 23% of SendTec’s net loss for January 2006, resulting in an expense of approximately $153,000. This expense is non-cash in nature.

•	Interest income – we earned approximately $37,000 in interest on bank deposits.

•	Interest expense – we incurred total interest expense on the debentures of approximately $5.0 million for the six months ended June 30, 2006. Included in interest expense is $0.9 million of interest that will require payment to the debenture holders and a non-cash interest charge of $4.1 million to amortize the fair value of the warrants issued in conjunction with the debentures and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the six months ended June 30, 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets. For the six months ended June 30, 2005, a tax provision is included in discontinued operations.

We reported a loss from continuing operations of approximately $7.1 million for the six months ended June 30, 2006 compared to a loss from continuing operations of approximately $0.3 million for the six months ended June 30, 2005. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the six months ended June 30, 2006 are non-cash expenses totaling $6.3 million.

We sold the business and substantially all of the net assets of Access, and ceased the operations of Friendsand. As a result, we recorded a loss from discontinued operations of approximately $4.6 million for the six months ended June 30, 2006. The operations of Access and Friendsand for the six months ended June 30, 2005 was net income of approximately $1.3 million and is also presented as discontinued operations for comparability.

We reported a net loss of approximately $11.7 million for the six months ended June 30, 2006 compared to net income of $1.1 million for the six months ended June 30, 2005. Included in the net loss for the six months ended June 30, 2006 are non-cash expenses totaling $6.3 million and a loss from discontinued operations of $4.6 million.

Liquidity and Capital Resources

The Company incurred a $7.1 million loss from continuing operations for the six months ended June 30, 2006, which includes an aggregate of approximately $6.3 million in non-cash charges relating to stock issued to satisfy a covenant breach of $1.4 million, non-cash interest of $4.1 million, depreciation and amortization of $0.3 million, stock based compensation of $0.3 million, a provision for bad debts of $0.2 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 million from the reduction of the registration rights penalty.

The Company is in the process of integrating its newly acquired business (SendTec) into its existing operations and believes that its current capital resources and resources available from SendTec will enable it to sustain operations through June 30, 2007. The Company intends to raise additional capital to fund the expansion of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary, in the future.

In July 2006, the Company successfully completed the registration of the resale of certain common stock as required pursuant to its agreements with the Debenture holders and Series A Preferred Stockholders. As a result, the Company expects to see cost savings in the area of registration costs. We are restricted from incurring additional indebtedness other than certain permitted indebtedness as long as the Debentures remain outstanding.

The Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (v) certain other conversion and redemption provisions.

As a result of the Term Sheet, the Company will seek shareholder approval to increase its authorized capital to meet the requirements of all potential conversions of Debentures and other derivate instruments into Common Stock. The Company believes it will obtain the votes necessary to complete the transaction, however, in the event a sufficient number of shareholder votes are not obtained, the Debenture holders will have the right to renegotiate terms of this proposed restructuring, and if the Company is unable to reach acceptable terms, the Debenture holders will have the right to demand an acceleration of the loan. If the Debenture holders demand an acceleration of the loan, it will have a material adverse effect on the business. The Company cannot provide any assurance that the Debenture holders will not demand an acceleration of the loan, in the event a sufficient number of shareholder votes are not obtained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue its operations.

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

Net cash flows used in operating activities for the six months ended June 30, 2006 were $(4.9) million as compared to net cash used in operating activities of $0.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, our net loss from continuing operations of $7.1 million, adjusted for non-cash items totaling $6.3 million, including depreciation and amortization of $0.3 million, stock-based compensation of $0.3 million, non-cash interest of $4.1 million, covenant penalty of $1.4 million, a provision for bad debts of $0.2 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 from the reduction of the registration rights penalty used $0.9 million in cash. Changes in assets and liabilities used $4.1 million.

Net cash flows provided from investing activities for the six months ended June 30, 2006 were $9.0 million as compared to net cash used in investing activities of $0.2 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, we acquired $9.3 million of cash in the SendTec consolidation, and received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com. We used cash to purchase property and equipment of $0.4 million, and incurred $0.2 in transaction expenses. For the six months ended June 30, 2005, cash was principally used in an acquisition of $0.2 million.

Net cash flows provided by financing activities for the six months ended June 30, 2006 were $0.7 million as compared to net cash provided by financing activities of $3.6 million for the six months ended June 30, 2005. For the six months ended June 30, 2006, we received net proceeds from the sale of Common Stock and exercise of warrants of $0.7 million. For the six months ended June 30, 2005, we received net proceeds from the sale of Common Stock and exercise of warrants of $3.6 million.

Discontinued operations used $1.7 million of net cash in operating activities and provided $1.3 million from investing activities for the six months ended June 30, 2006. For the six months ended June 30, 2005 discontinued operations provided $0.4 million of net cash, used $0.8 million in investing activities, and used $0.2 million in financing activities.

We reported a net increase in cash for the six months ended June 30, 2006 of $4.5 million as compared to a net increase in cash of $2.8 million for the six months ended June 30, 2005. At June 30, 2006 we had cash on hand of $4.6 million.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with GAAP requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not limited to, our valuation of accounts receivable, depreciation, amortization, recoverability of long-loved assets, income taxes, equity transactions and contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Bulletin No. 104.

We base our estimates and judgments on a variety of factors including our historical experience, knowledge of the business and industry, current and expected economic conditions, the attributes of our products and services, regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

While we believe that the factors we evaluate provide us with a meaningful basis for establishing and applying sound accounting policies, we cannot guarantee that the results will always be accurate. Since the determination of these estimates requires the exercise of judgment, actual results could differ from such estimates.

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

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

Internet advertising: Revenue from the distribution of internet advertising is recognized when internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. Recorded revenue is based upon reports generated by the Company’s tracking software.

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

Intangible assets consist of covenants not to compete and deferred financing fees. Non-compete agreements are amortized straight-line over the lives of the underlying employment agreements. Deferred financing fees are amortized straight-line over the life of the debentures. The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Stock Based Compensation – Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the three and six months ended June 30, 2006 the Company recognized approximately $510,000 and $601,000, respectively in expenses.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Through June 30, 2006, the Company and/or Omni Point have been named as defendants in four separate claims arising in the ordinary course of its business. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

Omni Point has been named as a defendant in an employment related claim which to date has not been asserted against the Company. Although the Company is not a defendant in this matter at this time, there can be no assurance that the plaintiffs will not attempt to assert this claim against the Company in the future or that such claim, if asserted, will not result in a material loss to the Company. The range of loss with respect to this matter, if any, cannot be quantified.

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company. Mr. Jehassi alleged that the Company breached an Employment Agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Second Amended Complaint adding a claim for unpaid wages under a Florida statute. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses. The Company’s response to the Amended Complaint is due August 25, 2006. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On March 6, 2006 Boston Meridian LLC (‘‘Boston Meridian’’) filed a complaint in the United States District Court, District of Massachusetts, alleging it was owed certain fees and expense reimbursements in connection with the acquisition of the business of SendTec from theglobe.com Inc. On March 21, 2006, the Company filed a complaint in the Supreme Court of the State of New York, County of New York against Boston Meridian and Sage Capital Growth, Inc. (‘‘Sage’’), alleging that Boston Meridian prepared and distributed improper and unauthorized financial information and that Boston Meridian and Sage breached their fiduciary and other duties to the Company and confidentiality obligations in disclosing the Company’s plans to third-parties. On April 3, 2006, Boston Meridian amended the Complaint adding Michael Brauser, the Company’s Chairman of the Board of Directors, as an additional defendant. Boston Meridian alleges that Mr. Brauser tortiously interfered with Boston Meridian’s alleged contract with the Company. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of Common Stock. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. Info Link seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. The Company does not believe that Info Link has sufficiently pled any factual basis to support its claim. This case is initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

On or about June 15, 2006, R&R Investors Ltd commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August and the Company’s answer is presently due in September. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about April 28, 2006 LeadClick Media, Inc. commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about June 2, 2006, the Company’s subsidiary, SendTec Acquisition Corp, commenced an action in the Supreme Court of the State of New York, County of New York, against one of its customers, Kikucall Inc., d/b/a InstantCast (“Kikucall”) and its employee, Jason Eddleston, for breach of contract, alleging that Kikucall failed to pay for approximately $173,000 worth of services provided to Kikucall by the Company. Kikucall answered the complaint on or about July 27, 2006 and asserted counterclaims for breach of contract, tortious interference with contract, fraudulent omission, fraudulent inducement, breach of duty of good-faith and unjust enrichment. Kikucall seeks $300,000 in damages and $900,000 in punitive damages. This case is in its initial stages. The Company intends to prosecute its own claims and vigorously defend itself with respect to the counterclaims. The outcome of this matter, and whether it will result in a gain or loss for the Company, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During January 2006, warrants to purchase 50,000 shares of Company Common Stock were exercised at an exercise price of $0.25.

On February 3, 2006, and as a result of the Consolidation, Debentures ($34,950,000) issued by STAC on October 31, 2005 and initially convertible into STAC Common Stock, became convertible into the Company’s Common Stock at a conversion price of $1.50 per share. On such date the Company also issued seven-year warrants to the holders of the Debentures to purchase 10,081,607 shares of the Company’s Common Stock in amounts proportional to the face amount of the Debentures exercisable at $0.01 per share. The warrants will be exercisable from February 3, 2006 through October 30, 2012.

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

On February 3, 2006, pursuant to a Securities Purchase Agreement the Company sold to an “accredited investor,” 500,000 shares of Company Common Stock for $750,000. In connection with this transaction, we paid a finder’s fee of $25,000.

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

On April 4, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 410,000 warrants and as a result of the cashless exercise feature, the Company issued 353,452 shares of Company Common Stock.

On April 9, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 1,037,985 warrants and as a result of the cashless exercise feature, the Company issued 1,031,245 shares of the Company’s Common Stock.

On April 19, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 300,000 warrants and as a result of the cashless exercise feature, the Company issued 250,139 shares of Company Common Stock.

On April 20, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 326,479 warrants and as a result of the cashless exercise feature, the Company issued 324,359 shares of the Company’s Common Stock.

On May 1, 2006, a holder of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 71,000 warrants and as a result of the cashless exercise feature, the Company issued 53,967 shares of Company Common Stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (v) certain other conversion and redemption provisions.

As a result of the Term Sheet, the Company will seek shareholder approval to increase its authorized capital to meet the requirements of all potential conversions of Debentures and other derivate instruments into Common Stock. The Company believes it will obtain the votes necessary to complete the transaction, however, in the event a sufficient number of shareholder votes are not obtained, the Debenture holders will have the right to renegotiate terms of this proposed restructuring, and if the Company is unable to reach acceptable terms, the Debenture holders will have the right to demand an acceleration of the loan. If the Debenture holders demand an acceleration of the loan, it will have a material adverse effect on the business. The Company cannot provide any assurance that the Debenture holders will not demand an acceleration of the loan, in the event a sufficient number of shareholder votes are not obtained. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue its operations.

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

SendTec, Inc.

August 21, 2006	By:	/s/ Paul Soltoff Paul Soltoff Chief Executive Officer (Principal Executive Officer)

August 21, 2006	By:	/s/ Donald Gould Donald Gould (Principal Financial Officer)