Form 10QSB
period 2006-09-30
SENDTEC, INC.
filed 2006-11-17
CIK 1296001

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

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 46,755,997 shares at November 13, 2006

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2006

(Unaudited)

ASSETS
Current assets
Cash	$4,435,097
Accounts receivable, less allowance for doubtful accounts of $191,000	10,523,697
Prepaid expenses	294,782

Total current assets	15,253,576

Property and equipment, net	1,344,526
Intangible assets, net	3,025,689
Goodwill	40,509,674
Other assets	15,329

Total assets	$60,148,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,798,223
Accrued expenses	1,031,644
Accrued compensation	170,487
Accrued commissions	66,432
Accrued penalty – registration rights	131,500
Current portion of capital lease obligations	119,110
Deferred revenue	1,872,748

Total current liabilities	11,190,144

Debentures payable, net of debt discount of $28,736,667	6,213,333
Capital lease obligations, net of current portion	77,346
Deferred rent	137,419

Total liabilities	17,618,242

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 90,000,000 shares authorized; 46,015,142 shares issued and outstanding	46,015
Additional paid in capital	70,292,938
Accumulated deficit	(27,808,401)

Total stockholders’ equity	42,530,552

Total liabilities and stockholders’ equity	$60,148,794

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues, net	$9,404,920	$—	$27,185,118	$—

Cost of revenues	5,380,121	—	17,122,725	—

Gross profit	4,024,799	—	10,062,393	—

Operating expenses
Salaries, wages and benefits	2,552,010	—	6,312,879	—
Professional fees	144,516	213,767	1,220,488	332,138
Depreciation and amortization	223,404	—	559,634	—
Other general and administrative	1,099,295	650	2,748,224	155,175

Total operating expenses	4,019,225	214,417	10,841,225	487,313

Income (loss) from operations	5,574	(214,417)	(778,832)	(487,313)
Other income (expense)
Registration rights penalty	—	—	193,500	—
Covenant penalty	—	—	(1,443,750)	—
Loss on equity-method investment	—	—	(153,389)	—
Gain on disposition of equipment	7,471	—	7,471	—
Interest income	38,385	—	75,514	—
Interest expense	(3,003,827)	(2,285)	(7,981,398)	(8,734)

Total other expense	(2,957,971)	(2,285)	(9,302,052)	(8,734)

Loss from continuing operations before income taxes	(2,952,397)	(216,702)	(10,080,884)	(496,047)
Income taxes	—	—	—	—

Loss from continuing operations	(2,952,397)	(216,702)	(10,080,884)	(496,047)

(Loss) income from discontinued operations	(33,450)	(453,138)	(4,044,099)	877,034
Loss on disposal of discontinued operations	—	—	(605,439)	—

	(33,450)	(453,138)	(4,649,538)	877,034

Net (loss) income	$(2,985,847)	$(669,840)	$(14,730,422)	$380,987

Net (loss) income per common share: basic
-Continuing operations	$(0.06)	$(0.01)	$(0.23)	$(0.03)
- Discontinued operations	$(0.00)	$(0.02)	$(0.10)	$0.06

- Total	$(0.06)	$(0.03)	$(0.33)	$0.03

Net (loss) income per common share: diluted
-Continuing operations	$(0.06)	$(0.01)	$(0.23)	$(0.02)
- Discontinued operations	$(0.00)	$(0.02)	$(0.10)	$0.04

- Total	$(0.06)	$(0.03)	$(0.33)	$0.02

Weighted average number of common shares outstanding - basic	49,073,244	19,771,015	45,212,276	15,112,925

Weighted average number of common shares outstanding - diluted	49,073,244	19,771,015	45,212,276	21,628,567

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

	Preferred Stock $.001 Par Value		Common Stock $.001 Par Value
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance – January 1, 2006	762,199	$10,289,690	19,671,015	$19,671	$14,799,352	$(13,077,979)	$12,030,734
Conversion of preferred stock into common stock	(762,199)	(10,289,690)	7,621,991	7,622	10,282,068	—	—
Common stock issued in private placement	—	—	500,000	500	674,500	—	675,000
Common stock issued upon STAC consolidation	—	—	9,506,380	9,506	5,296,517	—	5,306,023
Common stock issued upon exercise of warrants	—	—	8,187,620	8,188	97,389	—	105,577
Beneficial conversion feature of warrants issued to debenture holders	—	—	—	—	34,950,000	—	34,950,000
Common stock issued to debenture holders pursuant to letter agreement	—	—	525,000	525	1,443,225	—	1,443,750
Common stock issued as employee compensation	—	—	3,136	3	8,934	—	8,937
Adjustment of previous financing costs	—	—	—	—	(1,442)	—	(1,442)
Allocation of consulting agreement to acquisition costs	—	—	—	—	750,000	—	750,000
Amortization of deferred compensation	—	—	—	—	1,934,895	—	1,934,895
Issuance of warrants to consultant	—	—	—	—	57,500	—	57,500
Net loss	—	—	—	—	—	(14,730,422)	(14,730,422)

Balance – September 30, 2006	—	$—	46,015,142	$46,015	$70,292,938	$(27,808,401)	$42,530,552

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss - continuing operations	$(10,080,884)	$(496,047)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	559,634	—
Stock-based compensation	575,000	—
Non-cash interest	6,557,362	—
Covenant penalty	1,443,750	—
Provision for bad debt	197,745	—
Loss on equity-method investment	153,389	—
Registration rights penalty	(193,500)	—
Gain on disposition of equipment	(7,471)	—
Changes in assets and liabilities:
Accounts receivable	(3,249,221)	—
Prepaid expenses and other current assets	(107,403)	(236,171)
Accounts payable	(2,017,623)	—
Accrued expenses	(24,850)	354,136
Accrued compensation	(111,986)	—
Accrued commissions	4,307	—
Deferred rent	(13,787)	—
Deferred revenue	1,352,232	—

Total adjustments	5,117,578	117,965

Net cash used by operating activities	(4,963,306)	(378,082)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in purchase accounting	9,347,155	—
Cash received in reconciliation of asset purchase	318,750	—
Purchase of property and equipment	(521,078)	—
Proceeds from disposition of equipment	22,051
Investment in prospective acquiree	(194,827)	—
Cash used in acquisition	(20,619)	(150,000)

Net cash provided by (used by) investing activities	8,951,432	(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from sales of common stock	675,000	3,450,554
Proceeds received upon exercise of warrants	105,577	137,500
Principal payments on capital lease obligations	(45,082)	—

Net cash provided by financing activities	735,495	3,588,054

CASH FLOWS OF DISCONTINUED OPERATIONS
Cash provided by (used by) operating activities	(1,747,643)	355,036
Cash provided by (used by) investing cash flows	1,302,647	(1,640,612)
Cash used by financing cash flows	—	(707,124)

Net cash used by discontinued operations	(444,996)	(1,992,700)

Net increase in cash	4,278,625	1,067,272
Cash – beginning of period	156,472	154,379

Cash – end of period	$4,435,097	$1,221,651

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,604,611	$810
Income taxes	$—	$—
Non-cash investing activities
Issuance of common stock in connection with consolidation	$5,306,022	$—
Computer equipment capital lease	$241,538	$—
Note payable assumed in connection with acquisition	$—	$700,000
Common stock issued for future services	$—	$2,180,000
Distribution of software to member	$—	$200,000

See Notes to Unaudited Condensed Consolidated Financial Statements

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2005 and notes thereto of SendTec, Inc., formerly RelationServe Media, Inc. (the “Company” or “SendTec”) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results for the full fiscal year ending December 31, 2006.

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

The Company was originally formed as Chubasco Resources Corp. (“Chubasco”) in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. On June 13, 2005, Chubasco completed a reverse merger (accounted for as a recapitalization transaction) with RelationServe, Inc.,

(“RelationServe”). Relationserve was a Delaware corporation formed in March 2005 that operated a marketing business it acquired in a reverse acquisition in May 2005. RelationServe, through its wholly-owned subsidiary, RelationServe Access, Inc. (“Access”) purchased certain assets and assumed certain liabilities of Omni Point Marketing LLC (“Omni Point”), and through its wholly-owned subsidiary, Friendsand.com Inc. (“Friendsand”), acquired Friendsand LLC (“Friendsand LLC”). Chubasco changed its name to Relationserve Media, Inc. (still a Nevada corporation) following its merger with Relationserve of Delaware. On August 29, 2005, the Company completed a reincorporation merger in which RelationServe Media, Inc. survived such merger as a Delaware corporation.

Effective February 2006, the Company completed its acquisition of the net assets and business of SendTec as described in Note 4. On July 11, 2006, the stockholders approved the Company to change its name to SendTec, Inc. The principal operations were moved to St. Petersburg, Florida.

NOTE 2 – LIQUIDITY FINANCIAL CONDITION AND LEGAL MATTERS

Liquidity and Financial Condition

The Company incurred a loss of approximately $10,081,000 from continuing operations for the nine months ended September 30, 2006, which includes an aggregate of approximately $9,294,000 in non-cash charges relating to stock issued to satisfy a covenant breach of $1,444,000, non-cash interest of $6,557,000, depreciation and amortization of $560,000, stock based compensation of $575,000, a provision for bad debts of $198,000, and an equity method loss of $153,000, net of a $193,000 reduction in the estimated fair value of a registration rights penalty.

The Company realigned its operations to focus on the business of SendTec, which is currently its sole operation. The Company believes that its current capital resources combined with the revenues it expects to generate through the operations of SendTec will enable it to sustain operations through September 30, 2007. The Company intends to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary, in the future.

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

As described in Note 7, the Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver became effective. Under the provisions of this Term Sheet, the debenture investors agreed to permanently forbear their right to (a) declare the Company in default of the debentures as a result of the covenant breach at June 30, 2006, and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right in its sole discretion to redeem all or a portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (iv) certain other conversion and redemption provisions. The Company entered a definitive agreement pursuant to and in accordance with the provisions of the Term Sheet with at least 75% of the debenture investors on September 27, 2006.

On November 10, 2006, the shareholders approved an increase in the authorized capital of the Company to meet the requirements of all potential conversions under the revised terms of the debentures and other derivate instruments into Common Stock.

Legal Proceedings

Through September 30, 2006, the Company and/or Omni Point have been named as defendants in three separate claims made by customers arising in the ordinary course of its business and one employment related claim. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

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

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company. Mr. Jehassi alleged that the Company breached an Employment Agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Third Amended Complaint adding a claim for unpaid wages under a Florida statute. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of the Company’s stock he alleges he is entitled to. The Company has filed an answer to the Third Amended Complaint denying that Mr. Jehassi is entitled to any relief and has asserted a counterclaim against Mr. Jehassi. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-1041 1-MEL. On March 6, 2006 Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with the Company’s acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, then-Chairman of the Board of the Company, as an additional defendant, and alleging that Mr. Brauser tortiously interfered with Boston Meridian’s contract with the Company. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of the Company’s common stock as damages. The Company filed a motion to dismiss this action for lack of personal jurisdiction, improper venue, and failure to state a claim. This motion has been fully submitted to the District Court and we are awaiting a decision. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations. The Company also filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts, and seeking damages in excess of $75,000. Both defendants in the New York action have filed motions to dismiss this action.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss seeks compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also had accounts receivable due from Weiss of approximately $350,000 associated with it discontinued operation which it fully reserved. The Company filed an answer to the complaint and asserted counterclaims on the accounts receivable due from Weiss. During October 2006 the Company moved to vacate a default as a result of Company counsel’s failure to appear on several occasions. A decision on the motion is pending. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. Info Link seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. The Company does not believe that Info Link has sufficiently pled any factual basis to support its claim. The Company filed a motion asking the court to enter sanctions against Infolink, including but not limited to dismissal of the case with prejudice, for Infolink’s failure to comply with a court order to produce discovery materials. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

In June 2006, the Company’s subsidiary, SendTec Acquisition Corp (“STAC”), commenced an action against one of its customers, Kikucall Inc. d/b/a InstantCast (“Kikucall”). In October 2006, STAC entered into a settlement agreement with Kikucall whereby Kikucall agreed to pay $122,000 in various installments through December 2007 that will be recognized for accounting purposes subsequent to September 30, 2006. In addition, Kikucall withdrew all of its previous claims and counterclaims against STAC and the officers of STAC.

On or about June 15, 2006, R&R Investors Ltd commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August. The Company has served an answer to R&R’s complaint denying that R&R is entitled to any relief. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about April 28, 2006 LeadClick Media, Inc. commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. The Company filed an answer with counterclaims in July 2006. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson as putative class representatives against the Company and certain former officers and directors of the Company alleging securities laws violations in connection with the purchase of Company stock during the period May 24, 2005 to the present. The named plaintiff in the case previously filed suit against the Company, as an individual, in state court in Indiana which action was dismissed in July 2006. The Florida District Court permitted plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff L. Alan Jacoby, who purportedly purchased 10,000 shares of common stock of the Company in the open market, and naming additional former and present officers and directors of the Company and others as defendants. The First Amended Complaint styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, Rule 10b-5 promulgated thereunder. Plaintiff claim, among other things, violations of the various acts: “(a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of Relationserve Media, Inc. stock that they were selling securities of Relationserve stock through unregistered agents and broker/dealers was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing Relationserve to substantial legal fees, criminal and civil liability which would have a material adverse impact to the Relationserve’s financial condition; (c) by failing to disclose that in July 2005 Relationserve’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as the founder of the Company [Richard Hill] had directed that finance recognize income in the third quarter in violation of Sarbanes-Oxley. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations); (e) by failing to disclose that Director, Pete Musser has previously been sued by stockholders of two other corporations,

SafeGuard and TyCom Ltd., for securities violations.” In addition to the claims of securities law violations plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of the Company, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The First Amended Complaint repeats and re-alleges various claims made by Ohad Jehassi, the Company’s former Chief Operating Officer in a matter pending before the Circuit Court of the 17th Judicial Circuit, Broward County, Florida (Case No. 06-004597), Ohad Jehassi v. Relationserve Media, Inc., a Florida corporation, and Relationserve Media, Inc., d/b/a Sendtec Acquisition Corp., a Florida corporation (the “Jehassi Complaint”). The initial complaint filed by Jehassi on or about April 5, 2006, alleged, among other things, that the Company breached its employment agreement with Jehassi and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an amended complaint adding a claim for an alleged violation of Florida’s “Whistleblower’s Act,” and on August 14, 2006, filed a third amended complaint adding a claim for unpaid wages under Florida statutes. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs, and expenses and shares of the Company’s stock he alleges he is entitled to. The Company has asserted that Mr. Jehassi was removed from his position with the Company for cause and is therefore not entitled to any relief he seeks and has asserted a counterclaim against Mr. Jehassi related to the shares of the Company’s common stock Jehassi claims he is entitled to. The substance of Mr. Jehassi’s whistleblower claims have been adapted in the First Amended Complaint filed by Thompson as the basis for asserting that false and misleading financial statements were filed by the Company, and that the Company violated the Sarbanes-Oxley Act. The Company having just received the First Amended Complaint is in the process of evaluating the assertions. Therefore the outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operation.

In late-September 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced an arbitration against the Company seeking $521,953.89 in damages as a result of an alleged breach of contract. The Company has moved to dismiss this proceeding. The Company believes that this action is without merit and intends to present a vigorous defense; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about September 26, 2006 the Company received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints submitted to the SEC, the New York Attorney General, and the Florida Attorney General, make various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges the Company agreed to transfer pursuant to a written assignment agreement. Claimant asserts that in July 2005 a third party agreed to transfer rights to receive shares of Company stock to claimant and failed to do so, and the Company is under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. The Company believes these claims to be substantially without merit and intends to vigorously contest the allegations in the filed consumer complaints; however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operation.

On November 14, 2006 counsel to the Company received a letter from counsel to Deborah Kamioner with an enclosed copy of a letter dated September 5, 2006. In letters dated September 5, 2006 and July 31, 2006 received from Deborah Kamioner, an investor in the Company’s Series A Preferred Stock which automatically converted into Common Stock of the Company, seeking adjustment to the number of shares purchased by Ms. Kamioner under certain anti-dilution provisions to account for: subsequent issuance of 10,081,607 warrants exercisable at $0.01 per share; 525,000 shares of Common Stock issued to debenture holders in connection with a consent; the exchange of shares of SendTec Acquisition Corp. (“STAC”) common stock for shares of Company Common Stock by STAC management; and the exchange of STAC common stock with vested shares of restricted STAC common stock for 9 million shares of Company Common Stock. The Company believes these claims to be substantially without merit and intends to vigorously contest the allegations in these letters; however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operation.

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of a $750,000 investment in the Company, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as the amendment to the Company’s 6% Senior Secured Convertible Debentures and has threatened legal action. No legal action has been commenced and the Company believes these claims to be substantially without merit and intends to vigorously contest the allegations in the demands; however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operation.

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

Accounts Receivable

The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2006, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $191,000.

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

Years
Leasehold improvements	4 –6
Computer equipment	3 –5
Furniture, fixtures and office equipment	5 –7
Software	3

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

These costs are being amortized using the straight-line method over the following estimated useful lives:

Years
Non-compete agreements	3 –5
Deferred financing fees	4

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

Registration Rights Agreements

The Company has adopted View C of EITF 05-4 “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At September 30, 2006, the Company recorded a registration rights penalty liability of $131,500 which has been included on the accompanying consolidated balance sheet.

There is a new exposure draft pending on proposed changes in accounting for registration rights agreements that if approved could result in a change to management’s approach to how it accounts for its registration rights. The Company believes that such a change would be insignificant.

Earnings Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at September 30, 2006 include the following:

Options	4,886,000
Warrants	8,697,487
Convertible Debentures	23,300,000

Total common stock equivalents	36,883,487

The Company included 3,230,730 common stock purchase warrants, included in the schedule above, with an exercise price of $0.01 in its determination of loss per share for the three and nine months ended September 30, 2006.

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three and nine months ended September 30, 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not the benefit of these assets will not be realized in future periods.

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

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 12. Accordingly, the Company recognized $238,134 and $854,239 for the fair value of stock options expected to vest during the three and nine month periods ended September 30, 2006, respectively. During the nine months ended September, 30, 2006 $517,500 of stock based compensation is reflected in continuing operations and $336,739 is reflected in discontinued operations. These amounts include the fair value of share based payments made to former employees of Access in the amounts of $0 and $336,739 during the three and nine months ended September 30, 2006, respectively, which are reported in discontinued operations.

For the three and nine months ended September 30, 2005, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As required under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the following table presents pro-forma net loss and basic and diluted earnings per share as if the fair value-based method had been applied to all awards during that period.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net (loss) income	$(669,840)	$380,987
Stock-based employee compensation cost, under fair value accounting	(15,615)	(1,239,112)

Pro-forma net loss under fair value method	$(685,455)	$(858,125)

Net loss per share - basic	$(0.03)	$0.03
Per share stock-based employee compensation cost, under fair value accounting	—	$(0.09)

Pro-forma net loss per share, basic	$(0.03)	$(0.06)

Net loss per share - diluted	$(0.03)	$0.02
Per share stock-based employee compensation cost, under fair value accounting	—	$(0.06)

Pro-forma net loss per share, diluted	$(0.03)	$(0.04)

The fair value of all options granted prior to January 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. In calculating the fair values of the stock options, the following weighted average assumptions were used:

Dividend yield	—
Expected life	10 years
Risk free interest rate	4.39%
Expected volatility	84.2%

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At September 30, 2006, the Company had approximately $4,435,000 in United States bank deposits, which exceed federally insured limits. The Company had not experienced any losses in such accounts through September 30, 2006.

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

On June 29, 2005, the EITF ratified Issue No. 05-2, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”‘ EITF Issue 05-2 provides guidance on determining whether a convertible debt instrument is “conventional” for the purpose of determining when an issuer is required to bifurcate a conversion option that is embedded in convertible debt in accordance with SFAS 133. Issue No. 05-2 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

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

In July 2006, the FASB issued FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, the FASB issued SFAS 157 - “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the first fiscal year beginning after November 2007. The Company is currently evaluating the impact of adopting SFAS 157 on our financial statements.

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

A reconciliation of the amount of goodwill recorded by STAC upon its acquisition of SendTec on October 31, 2005 to the amount recorded by the Company upon its consolidation with STAC is as follows:

Excess of purchase price over net assets acquired by STAC at October 31, 2005 allocated to goodwill	$35,812,312
Net Losses of STAC for the period of November 1, 2005 through January 31, 2006, net of equity loss recognized by RelationServe of $1,187,491	3,975,513
Reclassification of equity relating to value assigned to warrants from October 31, 2005 transaction	(486,224)
RelationServe Media Transaction Expenses	1,252,468
Change in valuation of registration rights penalty accrual	250,000
Dividend paid to preferred stockholders	3,737

Excess of purchase price over net assets acquired at February 3, 2006 allocated to goodwill	40,807,806
Cash received in March 2006 adjusting the October 31, 2005 transaction	(318,750)
Transaction expenses	20,618

Excess of purchase price over net assets acquired as of September 30, 2006 allocated to goodwill	$40,509,674

The following unaudited pro-forma information reflects the results of continuing operations of the Company as if the acquisitions had been consummated as of January 1, 2005:

	For the three months ended September 30,		For the nine months ended September 30,
	2006	2005	2006	2005
Revenues	$9,405,000	$10,112,000	$30,061,000	$28,207,000
Net Income (Loss) – continuing operations	(2,986,000)	925,000	(10,338,000)	2,685,000
Net Income (Loss) per share – basic	(0.06)	0.05	(0.23)	0.18
Net Income (Loss) per share – diluted	(0.06)	0.05	(0.23)	0.12

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

The Company, as of September 30, 2006 evaluated the carrying amounts of its goodwill and other intangible assets it recorded in its acquisition of the net assets of SendTec. The Company made its evaluation to determine whether conditions exist that would indicate that reductions in the carrying amounts of these assets would be required. The Company determined, based upon its operating plan and estimates of future cash flows that there are currently no conditions that would indicate that carrying amounts of its goodwill and amortizable intangible assets is impaired.

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

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2006, property and equipment consist of the following:

Equipment	$767,555
Furniture and fixtures	255,838
Leasehold improvements	28,894
Software	536,625

Property and equipment	1,588,912
Less accumulated depreciation	(244,386)

Property and equipment, net	$1,344,526

Depreciation expense was approximately $246,000 for the nine months ended September 30, 2006. In addition, the Company disposed of an asset with an accumulated depreciation of approximately $1,500 during the nine months ended September 30, 2006. There was no depreciation expense for the nine months ended September 30, 2005.

Fixed assets include $241,500 of equipment purchases that were financed under capital lease obligations as of September 30, 2006, all of which were purchased during 2006. The accumulated depreciation on these assets amounted to $34,600 as of September 30, 2006.

NOTE 6 – INTANGIBLE ASSETS

At September 30, 2006, intangible assets consist of the following:

Non-compete agreements	$1,748,334
Deferred financing fees	2,064,172

Intangible assets	3,812,506
Less accumulated amortization	(786,817)

Intangible assets, net	$3,025,689

Amortization expense was approximately $657,800 for the nine months ended September 30, 2006, of which, $344,000 for the nine months ended September 30, 2006 has been included in interest expense. There was no amortization expense for the nine months ended September 30, 2005.

Amortization expense subsequent to the nine months ended September 30, 2006 is approximately as follows:

Period from October 1, 2006 through December 31, 2006	$246,700
Years ending December 31:
2007	986,700
2008	946,100
2009	657,000
2010	189,200

$3,025,700

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

As described in Note 2, the Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (iv) certain other conversion and redemption provisions. The Company entered a definitive agreement pursuant to and in accordance with the provisions of the Term Sheet with at least 75% of the debenture investors on September 27, 2006.

On November 10, 2006, the shareholders approved an increase in the authorized capital of the Company to meet the requirements of all potential conversions of Debentures and other derivate instruments into Common Stock.

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

Accretion of the discount on the debentures amounted to $2,330,000, and $6,213,333 during the three and nine months ended September 30, 2006, respectively and is included as a component of interest expense in the accompanying statements of operations. Contractual interest expense on the debentures amounted to $535,901 and $1,409,653 during the three and nine months ended September 30, 2006, respectively, and is included as a component of interest expense in the accompanying statements of operations.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

During April 2006, the Company entered into various capital leases with an aggregate present value of $241,500. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum leas payments was calculated using discount rates ranging from 14% to 17%. Lease payments, including amounts representing interest, amounted to $32,430 and $57,982 for the three and nine month period ended September 30, 2006, respectively. The leases require monthly payments of approximately $11,600 including interest at discount rates ranging from 14% to 17% and are due at various times through April 2008.

Minimum lease payments due in the years subsequent to September 30, 2006 are as follows:

Period from October 1, 2006 through December 31, 2006	$36,528
Years ending December 31:
2007	138,942
2008	44,431

Total minimum lease payments	219,901
Less amounts representing interest	(23,445)

Present value of minimum lease payments	196,456
Less current portion	(119,110)

Long-term portion	$77,346

NOTE 9 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers. During the nine months ended September 30, 2006, three customers accounted for approximately 47.6% of the Company’s net revenue. Two customers represented approximately 24.8% of total accounts receivable at September 30, 2006.

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

The Company’s registration statement became effective on July 14, 2006. However, the Company has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act, subject to a liquidated damages penalty of 1% per month of the aggregate purchase price paid by the holders. The Company reduced its estimate of the fair value of the accrued registration rights penalty by $133,500 to $131,500 at June 30, 2006. The estimate of the fair value of the accrued registration rights penalty at September 30, 2006 is unchanged from June 30, 2006. The reduction in the penalty is included in other income (loss) in the accompanying statement of operations for the nine months ended September 30, 2006.

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

As described below, debentures investors to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At September 30, 2006, 3,230,730 warrants remained outstanding with respect to this financing transaction.

On September 27, 2006 the company issued five year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock exercisable at $0.60 per share. The warrants are exercisable from September 27, 2006 through September 26, 2011, either through a cash exercise or by use of a cashless exercise provision. The warrants were issued to a consultant for corporate financial advisory services.

A summary of the all of the Company’s outstanding common stock purchase warrants granted through September 30, 2006 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at January 1, 2006	6,786,757	$0.71
Granted	10,331,607	$0.02
Exercised	(8,420,877)	$0.05
Forfeited	—	—

Outstanding at September 30, 2006	8,697,487	$0.53

Weighted-average fair value granted during the period		$3.39

Common Stock

During January 2006, holders of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 50,000 warrants for $12,500, and the Company issued 50,000 shares of the Company’s Common Stock.

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

On February 10, 2006 warrants to purchase 200,000 shares of Company Common Stock were exercised at an exercise price of $0.25, resulting in the Company receiving $50,000.

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

On July 19, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 576,916 warrants, for $5,769 and the Company issued 576,916 shares of the Company’s Common Stock.

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

On August 29, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 288,458 warrants and as a result of the cashless exercise feature, the Company issued 281,255 shares of the Company’s Common Stock.

Stock Options

As described in Note 12, the Company granted an aggregate of 3,267,000 stock options to employees and consultants during the nine months ended September 30, 2006. The aggregate fair value of these options amounted to $3,487,840, measured at their respective dates of grant and are being amortized over periods in which they are expected to vest.

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

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of September 30, 2006 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “Plan”), which was subsequently approved by stockholders. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of September 30, 2006, an aggregate of 2,644,027 shares and options have been granted under the plan, leaving an aggregate of 655,973 shares available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would be come exercisable on the date which is two years from the date of grant, and (b) for each such director be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of September 30, 2006, an aggregate of 1,150,000 shares and options have been granted under the plan, leaving an aggregate of 850,000 shares available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. Grants under the 2006 Plan are not conditioned on stockholder approval. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The maximum number of shares of Common Stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed 1,000,000 shares in order to qualify as performance-based compensation under Section 162(m) of the Code. The 2006 Incentive Plan is currently administered by the Board or a Committee of the Board of Directors. As of September 30, 2006, an aggregate of 1,366,000 shares and options have been granted under the plan, leaving an aggregate of 1,334,000 shares available for future issuance.

Share based payments made during the nine months ended September 30, 2006 are as follows:

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

On September 7, 2006, the Company granted (under its 2005 non-employee director’s option plan) options to purchase an aggregate of 50,000 shares of Common Stock to directors of the Company at an exercise price of $0.41 per share. These options vest as to 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on September 6, 2016 or earlier due to board termination.

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

The weighted-average grant-date fair value of options granted during each of the periods for which a statement of operations is presented is as follows:

	September 30, 2006		September 30, 2005
	Nine months ended	Three months ended	Nine months ended	Three months ended
Weighted-average grant-date fair value of options granted	$1.07	$0.42	$0.35	$—

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the nine months ended September 30, 2006, are as follows: risk–free interest rate of 4.39%; expected dividend yield zero percent; expected option life of ten years; and expected volatility of 84%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2005 have been insignificant. Cancellations during the nine months ended September 30, 2006 principally relate to the sale of Access. The Company’s operations and the nature of its business changed substantially during 2006 with the acquisition of SendTec. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 85 % of outstanding options will vest annually. Deferred compensation relating to options granted prior to January 1, 2006 has been adjusted to reflect this assumption. No options have been exercised to date. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company’s stock.

A summary of the status of the Company’s outstanding stock options as of September 30, 2006 and changes during the nine months ended September 30, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2006	3,488,000	$3.03
Granted	3,267,000	$1.26
Exercised	—
Forfeited or Expired	(1,869,000)	$3.52

Outstanding at September 30, 2006	4,886,000	$1.67	8.39

Options exercisable at September 30, 2006	1,625,000	$1.86	7.30

At September 30, 2006, there was no intrinsic value of options outstanding and options exercisable, based on the September 30, 2006 closing price of the Company common stock ($0.39 per share).

In addition the table includes options that it issued to non-employees prior to January 1, 2006. As of September 30, 2006, these options have a weighted average exercise price of $3.85, weighted average remaining contractual term of 4.17 years and no aggregate intrinsic value. The Company did not enter into any stock based compensation arrangements with non-employees during the nine months ended September 30, 2006. Stock based compensation expense to non-employees amounted to $978,221 during the nine months ended September 30, 2006, which is included in discontinued operations and which represents amortization of stock based compensation for grants made prior to January 1, 2006. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18.

The Company also recorded $121,500 for the fair value of share based payments made to non-employees prior to January 1, 2006. Stock based compensation expense to non employees for the nine months ended September 30, 2006 amounted to $111,375, which is included in discontinued operations.

A summary of the status of the Company’s share based payments as of September 30, 2006 and changes during the nine months ended September 30, 2006 are as follows:

	Number of shares	Weighted average grant-date fair value
Nonvested at January 1, 2006	846,667	$1.04
Granted	3,136	2.85
Vested	(843,136)	1.04
Forfeited or Expired	(6,667)	1.35

Nonvested at September 30, 2006	-0-	$0.00

Concurrent with the acquisition of STAC, 750,000 shares of stock vested with a fair value of $750,000. The fair value of this share based payment was recorded as part of the cost of acquiring SendTec.

The aggregate fair value of unamortized share based payments for all awards granted prior to January 1, 2006 amount to $1,851,973. The Company amortized all of the fair value during the nine months ended September 30, 2006, capitalizing $750,000 as part of the cost of acquiring SendTec and expensing the remaining $1,101,973, which is included in discontinued operations in the statements of operations.

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported Access’s and Friendsand’s results for the nine months ended September 30, 2006 as discontinued operations because the operations and cash flows of Access and Friendsand have been eliminated from the Company’s ongoing operations as a result of having sold the business of Access and ceasing operations of Friendsand. Discontinued operations includes the loss on the sale of the net assets of Access in the amount of $146,000 and the write-off of the operating assets of Friendsand in the amount of $459,000.

NOTE 14 – SUBSEQUENT EVENTS

Issuance of Securities

On November 1, 2006, the Company issued an aggregate of 740,855 shares of Common Stock to Debenture holders representing payment of $267,951 of interest.

On November 15, 2006, the Board of Directors of the Company granted options to purchase 288,500 shares of common stock to certain employees under the 2005 Incentive Stock Plan and options to purchase 1,025,000 shares of common stock to certain executive officers under the 2006 Incentive Stock Plan. Under the respective terms of the 2005 Incentive Stock Plan and the 2006 Incentive Stock Plan, the exercise price of newly granted options is the mean of the closing bid and ask prices on the NASD OTC Bulletin Board on the date of grant.

Authorized shares

On November 10, 2006, the Shareholders approved the increase of authorized shares of the Company’s Common Stock to 190,000,000 shares.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006 contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words “believes”, “anticipates,” “may,” “will,” “should,” “expect,” “intend,” “estimate,” “continue,” and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

The unaudited condensed consolidated financial statements contained herein include commencing February 1, 2006 the results of STAC which became our wholly-owned subsidiary on of February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec, Inc. As of October 31, 2005 and through February 1, 2006 we retained approximately 23% of the total voting interests in STAC. Accordingly from October 31, 2005 through February 1, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $1,034,102 charge for our proportionate share of STAC’s losses for the period of October 31, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the month ended January 31, 2006.

Our results of operations for the three and nine months ended September 30, 2005 consist of Omni Point Marketing, Access, Friendsand and RelationServe. The operations of Omni Point Marketing, Access, and Friendsand have been reflected as discontinued operations in our statements of operations.

Results of Operations

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Net revenues were approximately $9.4 million for the three months ended September 30, 2006. There were no net revenues for the three months ended September 30, 2005 due to the discontinuance of the operations of Access and Friendsand, whose results for the three months ended September 30, 2006 and 2005 are reflected as discontinued operations in the statement of operations. Net revenues from our internet advertising were $6.7 million, or approximately 71.5 % of net revenues. Net revenues from our other revenue sources were $0.5 million from online search, $0.6 million from direct response media, $0.1 million from branded media, and $1.5 million from offline advertising programs.

Costs of revenues were approximately $5.4 million for the three months ended September 30, 2006. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $5.0 million, and $0.4 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. There was no cost of revenues for the three months ended September 30, 2005.

Gross profit was approximately $4.0 million for the three months ended September 30, 2006, or 42.8% of net revenues. Gross profit from our internet advertising business was $1.7 million, or 25.4% of our internet advertising net revenues for the three months ended September 30, 2006, while our gross profit from offline advertising programs was $1.1 million, or 75.7% of offline advertising program net revenue. Gross profit from our other revenue sources were $0.5 million for online search, $0.6 million for direct response media, and $0.1 million for branded media. There was no gross profit for the three months ended September 30, 2005.

Salaries, wages and benefits expenses were approximately $2.6 million for the three months ended September 30, 2006. The Company employs approximately 100 people in the areas of sales, account management, operations, information technology, and administrative. Salaries, wages and benefits expenses were zero for the comparable prior year period.

Professional fees decreased approximately $0.1 million to $0.1 million for the three months ended September 30, 2006 as compared to $0.2 million for the comparable prior year period. The decrease is primarily the result of lower legal and accounting fees in connection with litigation, potential acquisitions and SEC filings.

Depreciation and amortization was approximately $0.2 million for the three months ended September 30, 2006. Depreciation and amortization is due in part to amortization relating to our non-compete agreements and in part to depreciation of our property and equipment.

Other general and administrative expenses were approximately $1.1 million for the three months ended September 30, 2006. Our other general and administrative expenses as a percentage of net revenues were 11.7% for the three months ended September 30, 2006.

The components of other general and administrative expenses were as follows:

	For the three months ended September 30,
	2006	2005
Travel	$113,184	$—
Marketing expenses	145,028	—
Rent	98,062	—
Internet bandwidth	122,692	—
Commissions	114,098	—
Contract labor	110,352	—
Other	395,879	650

Total other general and administrative expenses	$1,099,295	$650

For the three months ended September 30, 2006, we had operating income of approximately $6,000, an increase in operating income of $0.2 million from an operating loss of $0.2 million for the three months ended September 30, 2005.

Other income (expense) for the three months ended September 30, 2006 was an expense of approximately $3.0 million, as compared to $2,300 for the comparable prior year period. It is comprised of the following:

•	Gain on disposition of equipment – we realized a gain of approximately $7,000 in disposing of certain equipment.

•	Interest income – we earned approximately $38,000 in interest on bank deposits.

•	Interest expense – we incurred total interest expense on the debentures of approximately $3.0 million for the three months ended September 30, 2006. Included in interest expense is $0.5 million of interest that will require payment to the debenture holders and a non-cash interest charge of $2.5 million to amortize the fair value of the warrants issued in conjunction with the debentures and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended September 30, 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets. For the three months ended September 30, 2005, a tax provision is included in discontinued operations.

We reported a loss from continuing operations of approximately $3.0 million for the three months ended September 30, 2006 compared to a loss from continuing operations of approximately $0.2 million for the three months ended September 30, 2005. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the three months ended September 30, 2006 are non-cash expenses totaling $3.0 million.

We previously sold the business and substantially all of the net assets of Access, and ceased the operations of Friendsand. During the three months ended September 30, 2006 we incurred expenses of approximately $33,000. The operations of Access and Friendsand for the three months ended September 30, 2005 was a net loss of approximately $0.5 million and is also presented as discontinued operations for comparability.

We reported a net loss of approximately $3.0 million for the three months ended September 30, 2006 compared to net income of $0.7 million for the three months ended September 30, 2005. Included in the net loss for the three months ended September 30, 2006 are non-cash expenses totaling $3.0 million and a loss from discontinued operations of $33,000.

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Net revenues were approximately $27.2 million for the nine months ended September 30, 2006. There were no net revenues for the nine months ended September 30, 2005 due to the discontinuance of the operations of Access and Friendsand, whose results for the nine months ended September 30, 2006 and 2005 are reflected as discontinued operations in the statement of operations. Net revenues from our internet advertising were $21.2 million, or 78.1 % of net revenues. Net revenues from our other revenue sources were $1.0 million from online search, $1.5 million from direct response media, $0.1 from branded media, and $3.4 million from offline advertising programs.

Costs of revenues were approximately $17.1 million for the nine months ended September 30, 2006. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $16.3 million, and $0.8 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. There was no cost of revenues for the nine months ended September 30, 2005.

Gross profit was approximately $10.1 million for the nine months ended September 30, 2006, or 37.0% of net revenues. Gross profit from our internet advertising business was $4.9 million, or 23.3% of our internet advertising net revenues for the nine months ended September 30, 2006, while our gross profit from offline advertising programs was $2.6 million, or 75.4% of offline advertising program net revenue. Gross profit from our other revenue sources were $1.0 million for online search, $1.5 million for direct response media, and $0.1 from branded media. There was no gross profit for the nine months ended September 30, 2005.

Salaries, wages and benefits expenses were approximately $6.3 million for the nine months ended September 30, 2006. The Company employs approximately 100 people in the areas of sales, account management, operations, information technology, and administrative. Salaries, wages and benefits were zero for the comparable prior year period.

Professional fees increased approximately $0.9 million to $1.2 million for the nine months ended September 30, 2006 as compared to $0.3 million for the comparable prior year period. The increase is primarily the result of higher legal and accounting fees in connection with litigation, potential acquisitions and SEC filings.

Depreciation and amortization was approximately $0.6 million for the nine months ended September 30, 2006. Depreciation and amortization is due in part to amortization relating to our non-compete agreements and in part to depreciation of our property and equipment.

Other general and administrative expenses increased approximately $2.5 million to $2.7 million for the nine months ended September 30, 2006 as compared to $0.2 million for the comparable prior year period. Our other general and administrative expenses as a percentage of net revenues, were 10.1% for the nine months ended September 30, 2006.

The components of other general and administrative expenses were as follows:

	For the nine months ended September 30,
	2006	2005
Travel	$287,475	$—
Marketing expenses	276,744	—
Rent	247,466	—
Internet bandwidth	285,524	—
Commissions	280,612	—
Contract labor	241,506	—
Other	1,128,897	155,175

Total other general and administrative expenses	$2,748,224	$155,175

For the nine months ended September 30, 2006, we had an operating loss of approximately $0.8 million, an increase in operating loss of $0.3 million from an operating loss of $0.5 million for the nine months ended September 30, 2005.

Other income (expense) for the nine months ended September 30, 2006 was an expense of approximately $9.3 million, as compared to $8,700 for the comparable prior year period. It is comprised of the following:

•

Registration rights penalty – we entered into an agreement to register the resale of shares of Common Stock held by Debenture holders and preferred stockholders as well as those shares that would be issuable if the debenture holders converted the debentures and warrants they hold into shares of our

Common Stock. The agreement stipulated that if the resale of such shares are not registered within certain contractual timeframes, the debenture holders have certain registration rights and we would be subject to a penalty. The registration statement for the shares was declared effective on July 14, 2006. As of September 30, 2006, management believes the probability of such penalty to be remote and have reduced the fair value of the penalty by $193,500 to $131,500.

•	Covenant penalty – we were not in compliance with certain covenants in the debenture agreement for the fourth quarter of 2005. As a result, on February 3, 2006 we issued 525,000 shares of Common Stock with a fair value of approximately $1.4 million to the Debenture holders. This expense is non-cash in nature.

•	Loss on equity-method investment – prior to consolidation of SendTec, we owned 23% of SendTec and accounted for this investment by the equity method, in which we recorded 23% of SendTec’s net loss for January 2006, resulting in an expense of approximately $153,000. This expense is non-cash in nature.

•	Interest income – we earned approximately $76,000 in interest on bank deposits.

•	Interest expense – we incurred total interest expense on the debentures of approximately $8.0 million for the nine months ended September 30, 2006. Included in interest expense is $1.4 million of interest that will require payment to the debenture holders and a non-cash interest charge of $6.6 million to amortize the fair value of the warrants issued in conjunction with the debentures and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the nine months ended September 30, 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets. For the nine months ended September 30, 2005, a tax provision of $410,547 is included in income from discontinued operations.

We reported a loss from continuing operations of approximately $10.1 million for the nine months ended September 30, 2006 compared to a loss from continuing operations of approximately $0.5 million for the nine months ended September 30, 2005. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the nine months ended September 30, 2006 are non-cash expenses totaling $9.3 million.

We sold the business and substantially all of the net assets of Access, and ceased the operations of Friendsand. As a result, we recorded a loss from discontinued operations of approximately $4.6 million for the nine months ended September 30, 2006. The operations of Access and Friendsand for the nine months ended September 30, 2005 was net income of approximately $0.9 million and is also presented as discontinued operations for comparability.

We reported a net loss of approximately $14.7 million for the nine months ended September 30, 2006 compared to net income of $0.4 million for the nine months ended September 30, 2005. Included in the net loss for the nine months ended September 30, 2006 are non-cash expenses totaling $9.3 million and a loss from discontinued operations of $4.6 million.

Liquidity and Capital Resources

The Company incurred approximately a $10.1 million loss from continuing operations for the nine months ended September 30, 2006, which includes an aggregate of approximately $9.3 million in non-cash charges relating to stock issued to satisfy a covenant breach of $1.4 million, non-cash interest of $6.5 million, depreciation and amortization of $0.6 million, stock based compensation of $0.6 million, a provision for bad debts of $0.2 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 million from the reduction of the registration rights penalty.

The Company is in the process of integrating its newly acquired business (SendTec) into its existing operations and believes that its current capital resources and resources available from SendTec will enable it to sustain operations through September 30, 2007. The Company intends to raise additional capital to fund the expansion of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary, in the near term.

In July 2006, the Company successfully completed the registration for resale of certain common stock as required pursuant to its agreements with the Debenture holders and Series A Preferred Stockholders. As a result, the Company expects to see cost savings in the area of registration costs. We are restricted from incurring additional indebtedness other than certain permitted indebtedness as long as the Debentures remain outstanding.

The Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (iv) certain other conversion and redemption provisions. On September 27, 2006, the Company and at least 75% of the Debenture holders entered into a definitive agreement pursuant to and in accordance with the provisions of the term sheet.

On November 10, 2006, the shareholders approved an increase in the authorized capital of the Company to meet the requirements of all potential conversions under the revised terms of the Debentures and other derivate instruments into Common Stock.

The Company anticipates that it may seek to raise additional capital during 2006 and 2007 to fund additional growth of the business and provide cash for operations if necessary; however, there are no specific financing transactions planned at this time. The Company also can not provide any assurance that in the event it seeks to raise additional capital that such capital will be available on acceptable terms, if at all.

Net cash flows used in operating activities for the nine months ended September 30, 2006 were $(5.0) million as compared to net cash used in operating activities of $0.4 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, our net loss from continuing operations of approximately $10.1 million, adjusted for non-cash items totaling $9.3 million, including depreciation and amortization of $0.6 million, stock-based compensation of $0.6 million, non-cash interest of $6.5 million, covenant penalty of $1.4 million, a provision for bad debts of $0.2 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 from the reduction of the registration rights penalty used $0.8 million in cash. Changes in assets and liabilities used $4.2 million in cash.

Net cash flows provided from investing activities for the nine months ended September 30, 2006 were $9.0 million as compared to net cash used in investing activities of $0.2 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we acquired $9.3 million of cash in the SendTec consolidation, and received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com. We used cash to purchase property and equipment of $0.5 million, and incurred $0.2 in transaction expenses. For the nine months ended September 30, 2005, cash was principally used in an acquisition of $0.2 million.

Net cash flows provided by financing activities for the nine months ended September 30, 2006 were $0.7 million as compared to net cash provided by financing activities of $3.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we received net proceeds from the sale of Common Stock and exercise of warrants of $0.7 million. For the nine months ended September 30, 2005, we received net proceeds from the sale of Common Stock and exercise of warrants of $3.6 million.

Discontinued operations used $1.7 million of net cash in operating activities and provided $1.3 million from investing activities for the nine months ended September 30, 2006. For the nine months ended September 30, 2005 discontinued operations provided $0.4 million of net cash, used $1.6 million in investing activities, and used $0.7 million in financing activities.

We reported a net increase in cash for the nine months ended September 30, 2006 of $4.3 million as compared to a net increase in cash of $1.2 million for the nine months ended September 30, 2005. At September 30, 2006 we had cash on hand of $4.4 million.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not limited to, our valuation of accounts receivable, depreciation, amortization, recoverability of long-loved assets, income taxes, equity transactions and contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guideance provided under Securities and Exchange Commission Staff Bulletin No. 104.

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

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the three and nine months ended September 30, 2006 the Company recognized approximately $238,000 and $839,000, respectively in expenses.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Through September 30, 2006, the Company and/or Omni Point have been named as defendants in three separate claims made by customers arising in the ordinary course of its business and one employment related claim. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company does not believe that any potential damages that could arise from these claims will have a material adverse effect on its financial condition or the results of its operations.

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

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company. Mr. Jehassi alleged that the Company breached an Employment Agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Third Amended Complaint adding a claim for unpaid wages under a Florida statute. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of the Company’s stock he alleges he is entitled to. The Company has filed an answer to the Third Amended Complaint denying that Mr. Jehassi is entitled to any relief and has asserted a counterclaim against Mr. Jehassi. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-1041 1-MEL. On March 6, 2006 Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with the Company’s acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, then-Chairman of the Board of the Company, as an additional defendant, and alleging that Mr. Brauser tortiously interfered with Boston Meridian’s contract with the Company. Boston Meridian seeks an aggregate of $917,302 in fees and expenses and 100,000 shares of the Company’s common stock as damages. The Company filed a motion to dismiss this action for lack of personal jurisdiction, improper venue, and failure to state a claim. This motion has been fully submitted to the District Court and we are awaiting a decision. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations. The Company also filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts, and seeking damages in excess of $75,000. Both defendants in the New York action have filed motions to dismiss this action.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss seeks compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also had accounts receivable due from Weiss of approximately $350,000 associated with it discontinued operation which it fully reserved. The Company filed an answer to the complaint and asserted counterclaims on the accounts receivable due from Weiss. During October 2006 the Company moved to vacate a default as a result of Company counsel’s failure to appear on several occasions. A decision on the motion is pending. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. The Company does not believe that InfoLink has sufficiently pled any factual basis to support its claim. The Company filed a motion asking the court to enter sanctions against Infolink, including but not limited to dismissal of the case with prejudice, for Infolink’s failure to comply with a court order to produce discovery materials. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

In June 2006, the Company’s subsidiary, SendTec Acquisition Corp (“STAC”), commenced an action against one of its customers, Kikucall Inc. d/b/a InstantCast (“Kikucall”). In October 2006, STAC entered into a settlement agreement with Kikucall whereby Kikucall agreed to pay $122,000 in various installments through December 2007 that will be recognized for accounting purposes subsequent to September 30, 2006. In addition, Kikucall withdrew all of its previous claims and counterclaims against STAC and the officers of STAC.

On or about June 15, 2006, R&R Investors Ltd commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August. The Company has served an answer to R&R’s complaint denying that R&R is entitled to any relief. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about April 28, 2006 LeadClick Media, Inc. commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. The Company filed an answer with counterclaims in July 2006. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson as putative class representatives against the Company and certain former officers and directors of the Company alleging securities laws violations in connection with the purchase of Company stock during the period May 24, 2005 to the present. The named plaintiff in the case previously filed suit against the Company, as an individual, in state court in Indiana which action was dismissed in July 2006. The Florida District Court permitted plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff L. Alan Jacoby, who purportedly purchased 10,000 shares of common stock of the Company in the open market, and naming additional former and present officers and directors of the Company and others as defendants. The First Amended Complaint styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act of 1933, as amended, and Section 10(b) of the Securities Exchange Act of 1934, and Rule 10b-5 promulgated thereunder. Plaintiff claim, among other things, violations of the various acts: “(a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of Relationserve Media, Inc. stock that they were selling securities of Relationserve stock through unregistered agents and broker/dealers was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing Relationserve to substantial legal fees, criminal and civil liability which would have a material adverse impact to the Relationserve’s financial condition; (c) by failing to disclose that in July 2005 Relationserve’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as the founder of the Company [Richard Hill] had directed that finance recognize income in the third quarter in violation of Sarbanes-Oxley. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations); (e) by failing to disclose that Director, Pete Musser has previously been sued by stockholders of two other corporations, SafeGuard and TyCom Ltd., for securities violations.” In addition to the claims of securities law violations plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of the Company, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The First Amended Complaint repeats and re-alleges various claims made by the Company’s former Chief Operating Officer in a matter pending before the Circuit Court of the 17th Judicial Circuit, Broward County, Florida (Case No. 06-004597), Ohad Jehassi v. Relationserve Media, Inc., a Florida corporation, and Relationserve Media, Inc., d/b/a Sendtec Acquisition Corp., a Florida corporation (the “Jehassi Complaint”). The initial complaint, filed by Jehassi on or about April 5, 2006, alleged among other things, that the Company breached its employment agreement with Jehassi and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006 Jehassi filed an amended complaint adding a claim for an alleged violation of Florida’s “Whistleblower’s Act,” and on August 14, 2006 filed a third amended complaint adding a claim for unpaid wages under Florida statutes. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs, and expenses and shares of the Company’s stock he alleges he is entitled to. The Company has asserted that Mr. Jehassi was removed from his position with the company for cause and is therefore not entitled to any relief he seeks and has asserted a counterclaim against Mr. Jehassi related to the shares of the Company’s common stock Jehassi claims he is entitled to. The substance of Mr. Jehassi’s whistleblower claims have been adapted in the First Amended Complaint filed by Mr. Thompson as the basis for asserting false and misleading financial statements were filed by the Company, including that the Company violated the Sarbanes-Oxley Act. The Company having just received the First Amended Complaint is in the process of evaluating the assertions. Therefore the outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operation.

In late-September 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced an arbitration against the Company seeking $521,953.89 in damages as a result of an alleged breach of contract. The Company has moved to dismiss this proceeding. The Company believes that this action is without merit and intends to present a vigorous defense; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about September 26, 2006 the Company received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints submitted to the SEC, the New York Attorney General, and the Florida Attorney General, make various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges the Company agreed to transfer pursuant to a written assignment agreement. Claimant asserts that in July 2005 a third party agreed to transfer rights to receive shares of Company stock to claimant and failed to do so, and the Company is under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. The Company believes these claims to be substantially without merit and intends to vigorously contest the allegations in the filed consumer complaints, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On November 14, 2006 counsel to the Company received a letter from counsel to Deborah Kamioner with an enclosed copy of a letter dated September 5, 2006. In letters dated September 5, 2006 and July 31, 2006 received from Deborah Kamioner, an investor in the Company’s Series A Preferred Stock which automatically converted into Common Stock of the Company, seeking adjustment to the number of shares purchased by Ms. Kamioner under certain anti-dilution provisions to account for: subsequent issuance of 10,081,607 warrants exercisable at $0.01 per share; 525,000 shares of Common Stock issued to debenture holders in connection with a consent; the exchange of shares of SendTec Acquisition Corp. (“STAC”) common stock for shares of Company Common Stock by STAC management; and the exchange of STAC common stock with vested shares of restricted STAC common stock for 9 million shares of Company Common Stock. The Company believes these claims to be substantially without merit and intends to vigorously contest the allegations in these letters, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of a $750,000 investment in the Company, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as the amendment to the Company’s 6% Senior Secured Convertible Debentures and has threatened legal action. No legal action has been commenced and the Company believes these claims to be substantially without merit and intends to vigorously contest the allegations in the demands, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

On August 29, 2006, a holder of seven-year $0.01 warrants to purchase shares of Company Common Stock exercised 288,458 warrants and as a result of the cashless exercise feature, the Company issued 281,255 shares of the Company’s Common Stock.

On September 27, 2006 the Company issued five year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock exercisable at $0.60 per share.

The unregistered sales of securities described in this Item 2 were made pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended for sales of securities not involving a public offering. Any proceeds received by the Company from such sales were used for working capital and general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company was not in compliance with certain financial covenants it is required to maintain under the terms of its Securities Purchase Agreement with the Debenture holders. As of August 21, 2006, at least 75% of the debenture investors waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”) and accordingly under the terms of the Securities Purchase Agreement the waiver becomes effective. Under the provisions of this Term Sheet, the debenture investors have agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide (i) the Debentures, previously convertible at $1.50 per share into shares of Company Common Stock, become convertible into shares of Company Common Stock at a conversion price of $0.50 per share, (ii) the Company shall have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock regardless of trading volume, (iii) the Company shall have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debenture thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) current financial covenants shall be amended to quarterly covenants based on minimum net revenues and minimum cash balances for the Company, and (iv) certain other conversion and redemption provisions. On September 27, 2006, the Company and at least 75% of the Debenture holders entered into a definitive agreement pursuant to and in accordance with the provisions of the term sheet.

On November 10, 2006, the shareholders approved an increase in the authorized capital increase its authorized capital to meet the requirements of all potential conversions of Debentures and other derivate instruments into Common Stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 10, 2006, the Company held a special meeting of its stockholders to approve an amendment to the Company’s Certificate of Incorporation changing the Company’s name to SendTec, Inc. from RelationServe Media, Inc. and to approve the Company’s 2006 Incentive Stock Plan.

The affirmative votes of the holders of a majority of the issued and outstanding shares of the Company’s common stock entitled to vote at the meeting was required to approve the amendment to the Company’s Certification of Incorporation. Of the 45,755,082 shares of common stock entitled to vote at the special meeting, (i) 27,548,896 voted for the name change, (ii) 53,800 voted against the name change, (iii) 5,100 abstained and (iv) there were no broker non-votes.

A majority of the votes cast at the special meeting on the proposal to approve the 2006 Incentive Stock Plan was required to approve the 2006 Incentive Stock Plan. Of the 27,607,796 votes cast at the special meeting, (i) 23,765,390 voted to approve the 2006 Incentive Stock Plan, (ii) 525,849 voted against the 2006 Incentive Stock Plan, (iii) 4,200 abstained and (iv) there were 3,312,357 broker non-votes.

Reference is made to a description of the 2006 Incentive Stock Plan in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005 and the full text of the 2006 Incentive Stock Plan attached thereto as Exhibit 10.33.

ITEM 5. OTHER INFORMATION.

On July 17, 2006, the Company amended its Certificate of Incorporation, pursuant to the affirmative vote of a majority of its stockholders, as more fully described in Item 4 hereof, changing the Company’s name to SendTec, Inc. from RelationServe Media, Inc. A copy of the Certificate of Amendment of the Certificate of Incorporation of the Company is attached hereto as Exhibit 3.1.

ITEM 6. EXHIBITS

A. Exhibits

3.1	Certificate of Amendment to the Certificate of Incorporation of the Company*

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SendTec, Inc.

November 16, 2006	By:	/s/ Paul Soltoff Paul Soltoff Chief Executive Officer (Principal Executive Officer)

November 16, 2006	By:	/s/ Donald Gould Donald Gould (Principal Financial Officer)