Form 10KSB
period 2006-12-31
SENDTEC, INC.
filed 2007-03-29
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from              to

Commission file number: 333-119632

SENDTEC, INC.

(Name of Small Business Issuer in Its Charter)

Delaware	43-2053462
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

877 Executive Center Drive West St. Petersburg, Florida	33702
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (727) 576-6630

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues during the fiscal year ended December 31, 2006 were $35,863,027.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of March 7, 2007, was $10,278,224.

As of March 7, 2007, there were 49,318,261 shares of the issuer’s common equity outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2006

PART I

Item 1.	Description of Business.

Overview

Since July 2006 our SendTec marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. or STAC, has been our sole line of business. The SendTec business primarily involves direct response marketing programs. On June 5, 2006, we entered into a definitive agreement to sell substantially all of the business and assets of RelationServe Access, Inc. The closing of the agreement occurred on June 15, 2006 and the purchase price includes $1.4 million in cash and the assumption of certain liabilities. Pursuant to the agreement, we agreed to remain liable for certain contingencies and liabilities, and any liabilities in excess of $3 million. In addition to the foregoing, we discontinued the business of Friendsand, Inc. On July 17, 2006, we changed our name to “SendTec, Inc.” from “RelationServe Media, Inc.”

Corporate History

We were originally formed as Chubasco Resources Corp. in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. On June 13, 2005, we completed a reverse merger with RelationServe, Inc. As a result of the reverse merger, the former stockholders of RelationServe, Inc. acquired a majority of outstanding common stock and RelationServe, Inc. became our wholly-owned subsidiary. All of our business operations prior to the reverse merger ceased and we succeeded to the business of RelationServe, Inc as our sole line of business. Our principal executive offices were relocated to Fort Lauderdale, Florida. On June 15, 2005, we filed an amendment to our articles of incorporation to change our name to RelationServe Media, Inc.

RelationServe, Inc. was incorporated in Delaware in March 2005. On May 16, 2005 RelationServe, Inc., through two wholly-owned subsidiaries, acquired certain internet marketing assets from Omni Point Marketing LLC, a Florida limited liability company, and the internet social networking community, Friendsand, LLC, a Delaware limited liability company from their respective owners. Prior to such acquisitions, RelationServe, Inc. had no business or assets until it acquired assets from Omni Point Marketing LLC and Friendsand, LLC.

On August 29, 2005, we merged with our wholly owned Delaware subsidiary for the sole purpose of reincorporating in the State of Delaware.

Background of the SendTec Acquisition

On October 31, 2005 an affiliated company, STAC, purchased all of the business and assets of SendTec, Inc. from theglobe.com, Inc. STAC provided financing for the acquisition of SendTec, Inc. by issuing $34,950,000 of its 6% Senior Secured Convertible Debentures due March 30, 2008 to institutional investors. In addition, three of the debenture holders also purchased 279,669 shares of STAC’s redeemable preferred stock at a price of $1.00 per share for net proceeds of approximately $280,000 and STAC management purchased 531,700 shares of STAC common stock for $531,700. STAC also issued, as non-cash consideration, an additional 4,774,323 shares of its common stock to the management team of SendTec. In addition, we purchased 10,000,000 shares of STAC common stock at a purchase price of $1.00 per share with proceeds from the sale of 762,199 shares of our Series A Preferred Stock. We retained approximately 23% equity interest in STAC.

Pursuant to the requirements of the acquisition financing arrangements described above, from October 31, 2005, the acquisition date of SendTec, Inc. through February 3, 2006, STAC operated independently from us and was our minority-owned affiliate. Following the satisfaction of certain financial milestones, on February 3, 2006, among other transactions STAC became our wholly-owned subsidiary. Among the other transactions which occurred on February 3, 2006 were that we guaranteed the obligations of STAC and pledged our assets as security for the debentures and the debentures previously convertible into STAC common stock became convertible into shares of our common stock. In addition, the STAC common stock held by the STAC management team was exchanged for 9,506,380 shares of our common stock and STAC’s redeemable preferred stock was converted into 7,621,991 shares of our common stock. In addition, our Series A Preferred Stock was converted into 7,621,991 shares of our common stock.

We currently maintain our principal executive offices at 877 Executive Center Drive West, Suite 300, St. Petersburg, Florida 33702. SendTec also maintains an office in New York City. We presently have 131 employees.

SendTec’s Business

We are a direct response marketing service and technology company that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet (“online”) and through traditional media channels such as television, radio, and print advertising (“offline”). Utilizing our marketing products and services, our clients seek to increase the effectiveness and the return on investment on advertising campaigns. Our online and offline direct marketing products and services include strategic campaign development, creative development, creative production and post-production, media buying and tracking, campaign management, campaign analysis and optimization, technology systems implementation and integration for campaign tracking, and many other agency type services. In addition, we have a suite of technology solutions: ROY, SearchFactz(TM), SOAR (an acronym for “SendTec Optimization and Reporting”) and iFactz(TM), all of which enable us to deliver, track, and optimize direct marketing campaigns across multiple distribution channels, including television, radio, direct mail, print, and the Internet. The combination of our direct marketing capabilities, technology, and experience in both online and offline marketing, enables our clients to optimize their advertising campaigns across a broad spectrum of advertising mediums.

On-line Marketing Services- SearchFactz(TM)

We offer a variety of products and services that enable on-line advertisers and publishers to generate performance-based results through online marketing channels such as search marketing, web advertising, e-commerce up-sells, affiliate marketing, and email marketing. Our broad range of products and services include creative strategy and execution, strategic offer development, production planning, media planning, media buying, and search optimization. Through these products and services, our clients can address all aspects of the marketing continuum, from strategic planning through execution, including results management and campaign refinements. Our proprietary technologies allow advertisers and publishers to track, report, and optimize online campaign activity all the way to the “conversion level” (which means a consumer’s actual response to the offer, as for example, by making a purchase). Our knowledge of digital advertising strategies, targeting methods, media placements, and creative executions combined with its technology help our clients improve their advertising performance and return on investment.

Currently, the majority of our online revenues are generated from performance based marketing services based on cost-per-action (“CPA”) or cost-per-click (“CPC”) pricing models. CPA and CPC pricing models require that we generate a specified consumer action (i.e. sale, lead, etc.) for the advertiser in order to be paid by the advertiser. The term action is used to describe the specific consumer response desired by an advertiser. An action can be (1) a sale which is the purchase of a product or service by a consumer or (2) a lead which is the supplying of specific information by a consumer to an advertiser. Under both of these models we are paid a fee per action only if we generate the action the advertiser specifies. The majority of the time, we utilize online media providers who agree to provide media to us on a venture basis. By supplying online media on a venture basis, online media providers are only paid for the media when it generates a specified action (i.e. sale, lead, etc.). Therefore, the media provider is not paid for the quantity of media supplied to generate an action but only for the number of actions generated. The amount an advertiser is willing to pay for an action depends on several factors, including the type of action, the amount of information to be gathered, and the level of difficulty to generate the action. For example, an advertiser may be willing to pay $50.00 per action to generate a sale of a $200.00 product and $5.00 per action to get the name, address and phone number of a consumer interested in a mortgage. Advertisers pay us to generate actions online for them and in turn the online media provider is paid a portion of the revenue received by us for generating that action. We recognize revenue for the fees generated by providing actions to advertisers. Our ability to generate significant revenues from online advertisers depends on our ability to acquire a sufficient supply of online performance based media at competitive prices and our ability to demonstrate the effectiveness of these performances based pricing models to advertisers.

As part of our on-line marketing services, we manage and optimize paid search programs for direct marketers, providing them with bid/rank management, and creative and strategic consulting in order to optimize paid searches. SearchFactz(TM) is a search engine marketing pay-per-click bid management technology that coordinates performance and cost data from search engines, conversion activities from websites, and generates actionable campaign alerts that can be analyzed and acted upon by marketing analysts to optimize return on investment from marketing budgets. We develop, through SearchFactz(TM) and the collective experience of our search engine marketing team, the mix of search engine marketing strategies and services to meet a client’s customer acquisition goals. Our search engine marketing services include goals assessment, keyword research and development, creative development, landing page optimization, centralized search listing management, bid management, conversion analysis, fraud detection, campaign optimization, and return-on-investment and profit maximization. From pay-per-click to paid-inclusion and comparison shopping engines, we believe that we utilize the most cost-effective channels to create a customized search marketing campaign to meet our client’s objectives.

All of our online marketing services clients sign insertion order agreements with us prior to the delivery of services. These insertion order agreements detail the specific terms under which marketing services will be provided, including the marketing services to be performed, the fees to be paid and the term of the agreement. The majority of our insertion order agreements for online marketing services are short term agreements, in that either party can cancel the insertion order without penalty with 48 hours notice. Most of our search engine marketing insertion order agreements have a minimum 12 month cancellation requirement.

Competition

Our business and industry is highly competitive. The competition for advertising dollars has also put pressure on pricing points, in particular, for online advertisers. Our competitors include search engines, inventory resellers, referral companies, online networks, and destination websites. We also compete with a variety of large and small advertising agencies but our primary competitors are interactive marketing companies such as ValueClick, aQuantive, Advertising.com, and Performics.

Off-line Marketing Services- iFactz(TM)

We also offer a full array of off-line marketing services utilizing traditional distribution channels such as television, radio, print, and direct mail. Our offline marketing services include creative strategy, production, and media buying. We have developed, produced, and distributed numerous direct response television campaigns for customers and have received national awards for our creative and production work. We utilize our two in-house state-of-the-art non-linear digital video editing suites. Our staff includes experienced production department directors, producers, and editors. Our media buying department provides a full range of services including strategic media planning, media trafficking, media buying, media tracking, and post-buy media and financial analysis and has executed media buying assignments for all types of television (broadcast and cable), radio, and print formats. Our long time relationships with media partners have enabled us to provide clients competitive media prices.

We have developed a proprietary software application, iFactz(TM), which provides a competitive advantage in marketing offline advertising services. iFactz(TM) is our Application Service Provider or “ASP” technology that tracks and reports the online responses that are generated from offline direct response advertising. Historically, advertisers have lacked the ability to accurately track which offline advertising yields results online and thus advertisers have been unable to properly optimize their media buys. iFactz(TM) intelligently tracks and reports web activity from all offline advertising - TV (even national cable), radio, print, and direct mail - in real time. iFactz(TM)’s Intelligent Sourcing(TM) is a media technology that informs the user where online customers come from, and what corresponding activity they produced on the user’s website. iFactz(TM)’s ASP design enables advertisers to implement and access the technology in a timely and cost efficient manner as there are no cumbersome, time-consuming, and costly implementation expenses and lead times. iFactz(TM) is licensed to clients both as a stand alone technology solution and as part of an overall campaign offering. The Company believes that iFactz(TM) has provided us with a significant competitive advantage, and that there are currently no similar technologies available in the market.

All of our offline marketing services clients sign master terms and conditions agreements, as well as scope of services agreements with us prior to the delivery of services. The master terms and conditions agreements serves as the general agreement that governs the terms for all projects handled by us for a client. The scope of services agreement detail the specific terms under which marketing services will be provided for each project, including the marketing services to be performed, the fees to be paid and the time frame in which the services will be completed. The majority of our services agreements are cancelable only upon a client’s payment for all marketing services performed.

Item 2.	Description of Property.

SendTec’s operations are located in St. Petersburg, Florida, where we lease approximately 19,800 square feet of office space for approximately $28,800 per month. The lease expires in February 2010. In addition, we maintain an office for SendTec under a lease for approximately 2,500 square feet of office space in New York City for approximately $5,500 per month, which expires in December of 2009.

Item 3.	Legal Proceedings.

As of December 31, 2006, we or our predecessors have been named as defendants in two separate claims made by customers arising in the ordinary course of its business. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. We are from time to time involved in various matters or disputes also arising in the ordinary course of business. We do not believe that any potential damages that could arise from any of these matters will have a material adverse effect on our financial condition or the results of its operations.

Omni Point Marketing LLC, a predecessor company, has been named as a defendant in an employment related claim which to date has not been asserted against our company. Although we are not a defendant in this matter at this time, there can be no assurance that the plaintiffs will not attempt to assert this claim against us in the future or that such claim, if asserted, will not result in a material loss to us. The range of loss with respect to this matter, if any, cannot be quantified.

On April 5, 2006, Mr. Ohad Jehassi, our former Chief Operating Officer, filed an action against us in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company (the “Jehassi Complaint”). Mr. Jehassi alleged that we breached an Employment Agreement and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Third Amended Complaint adding a claim for unpaid wages under a Florida statute. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of our common stock he alleges he is entitled to. We have filed an answer to the Third Amended Complaint denying that Mr. Jehassi is entitled to any relief and have asserted a counterclaim against Mr. Jehassi. We believe this action is without merit, and intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-1041 1-MEL. On March 6, 2006 Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with our acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, then-Chairman of our Board of Directors, as an additional defendant, and alleging that Mr. Brauser tortuously interfered with Boston Meridian’s contract with us. Boston Meridian sought an aggregate of $917,302 in fees and expenses and 100,000 shares of our common stock as damages. We filed a motion to dismiss this action for lack of personal jurisdiction, improper venue, and failure to state a claim. This motion has been fully submitted to the District Court and we are awaiting a decision. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations. We also filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts, and seeking damages in excess of $75,000. Both defendants in the New York action filed motions to dismiss this action. The court granted Sage Capital’s motion to dismiss and withheld decision with respect to Boston Meridian’s motion to dismiss pending a decision on the motion in the Massachusetts action. During January 2007, we reached an agreement with Boston Meridian providing for settlement of the pending action upon payment of $200,000 in cash, plus delivery of 1,200,000 shares of our common stock with a fair value of $456,000. The effectiveness of the settlement remains subject to approval by atleast 75% of the holders of the Company’s 6% Senior Secured Convertible Debentures. A loss contingency in the amount of $656,000 has been reflected in the accompanying statement of operations for the year ended December 31, 2006.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against us and Omni Point Marketing LLC for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss sought compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. We also had accounts receivable due from Weiss of approximately $350,000 associated with discontinued operations which we have fully reserved. We have reached an agreement settling of this matter for $30,000 to be paid in three installments and have executed a mutual release with Weiss. We have recorded the amount as a loss contingency in the accompanying statement of operations for the year ended December 31, 2006.

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against us and Omni Point Marketing LLC in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point Marketing LLC and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. We do not believe that InfoLink has sufficiently pled any factual basis to support its claim. We filed a motion asking the court to enter sanctions against InfoLink, including but not limited to dismissal of the case with prejudice, for InfoLink’s failure to comply with a court order to produce discovery materials. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On December 15, 2004, the Federal Bureau of Investigation served Omni Point Marketing LLC with a search warrant regarding the alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately $135,000. Management believes the investigation resulted from a former independent contractor of Omni Point Marketing LLC using the alleged unlicensed software on its behalf and without its knowledge. Management and legal counsel are currently unaware of any additional developments in the investigation. The United States Attorney’s Office had then indicated that it would contact our legal counsel as the investigation continues. We have not received any further communications with respect to this matter; however, there can be no assurance that this matter; if further investigated, will not have a material effect us.

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against us and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on us in August. We have served an answer to R&R’s complaint denying that R&R is entitled to any relief. This case is in its initial stages. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about April 28, 2006 LeadClick Media, Inc. commenced an action against us in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. We filed an answer with counterclaims in July 2006. The case is now in the discovery phase. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson as the putative class representative against us and certain of our former officers and directors alleging securities laws violations in connection with the purchase of our stock during the period May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against us, as an individual, in state court in Indiana which action was dismissed in July 2006. The Florida District Court permitted plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of our common stock in the open market, and naming additional former and present officers and directors of our company and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act and Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs claim, among other things, violations of the various acts: (a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of RelationServe Media, Inc. stock that they were selling securities of RelationServe stock through unregistered agents and broker/dealers was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing RelationServe to substantial legal fees, criminal and civil liability which would have a material adverse impact to the RelationServe’s financial condition; (c) by failing to disclose that in July 2005 RelationServe’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) failing to disclose that a former director has previously been sued by stockholders of two other corporations; and (e) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as a senior officer Richard Hill, had directed that finance recognize income in the third quarter in violation of the Sarbanes-Oxley Act of 2002. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations). In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Securities Exchange Act of 1934, as amended as to our controlling persons, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The First Amended Complaint repeats and re-alleges various claims made by Ohad Jehassi, our former Chief Operating Officer in a matter pending before the Circuit Court of the 17th Judicial Circuit, Broward County, Florida (Case No. 06-004597), Ohad Jehassi v. RelationServe Media, Inc., a Florida corporation, and Relationserve Media, Inc., d/b/a Sendtec Acquisition Corp., a Florida corporation (the “Jehassi Complaint”). The initial complaint filed by Jehassi on or about April 5, 2006, alleged, among other things, that we breached our employment agreement with Jehassi and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an amended complaint adding a claim for an alleged violation of Florida’s “Whistleblower’s Act,” and on August 14, 2006, filed a third amended complaint adding a claim for unpaid wages under Florida statutes. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs, and expenses and shares of our stock he alleges he is entitled to. We have asserted that Mr. Jehassi was removed from his position with us for cause and is therefore not entitled to any of the relief he seeks and has asserted a counterclaim against Mr. Jehassi related to the shares of our common stock Jehassi claims he is entitled to. The substance of Mr. Jehassi’s whistleblower claims have been adapted in the First Amended Complaint filed by Thompson as the basis for asserting that we filed false and misleading financial statements and that we violated the Sarbanes-Oxley Act of 2002. The court dismissed the First Amended Complaint on March 6, 2007. By the terms of the court’s order, the plaintiffs were given leave to refile a new complaint on or before March 19, 2007, and on March 19, 2007, plaintiffs filed a second amended complaint. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced an arbitration against us seeking $521,953.89 in damages as a result of an alleged breach of contract. The case is now in the discovery phase and there is an arbitration hearing scheduled to commence on June 25, 2007. We intend to present a vigorous defense with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about September 26, 2006 we received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints submitted to the Securities and Exchange Commission the New York Attorney General, and the Florida Attorney General, make various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges we agreed to transfer pursuant to a written assignment agreement. Claimant asserts that in July 2005 a third party agreed to transfer rights to receive shares of our common stock to claimant and failed to do so, and that we are under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. We believe these claims to be substantially without merit and intend to vigorously defend ourselves with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On November 14, 2006 our counsel received a letter from counsel to Deborah Kamioner with an enclosed copy of a letter dated September 5, 2006. In letters dated September 5, 2006 and July 31, 2006 received from Deborah Kamioner, an investor in our Series A Preferred Stock, which automatically converted into our common stock on February 3, 2006, seeking adjustment to the number of shares purchased by Ms. Kamioner under certain anti-dilution provisions to account for: subsequent issuance of 10,081,607 warrants exercisable at $0.01 per share; 525,000 shares of common stock issued to Debenture holders in connection with a consent; the exchange of shares of STAC common stock for shares of Company common stock by STAC management; and the exchange of STAC common stock with vested shares of restricted STAC common stock for approximately 9 million shares of Company common stock. We believe these claims to be substantially without merit and intend to vigorously defend ourselves with respect to this matter, however an outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of a $750,000 investment in our company, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to our debentures and has threatened legal action, although to date no action has been. During February 2007, the Company reached an agreement in principal for settlement of this matter upon the issuance of 650,000 shares of our common stock. The effectiveness of the settlement is subject to approval by holders of our debentures. A loss contingency in the amount of $247,000 for the fair value of the common stock as of December 31, 2006 has been included in our accompanying statement of operations for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders.

On November 10, 2006, we held a special meeting of our stockholders to approve an amendment to our Certificate of Incorporation increasing our authorized shares of capital stock to 190,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The affirmative votes of a majority of the holders of the issued and outstanding shares of our common stock entitled to vote at the meeting was required to approve the amendment to our Certificate of Incorporation. Of 46,015,142 shares of common stock entitled to vote at the meeting, (i) 27,195,771 voted for the amendment, (ii) 640,999 voted against it, (iii) 1,000 abstained and (iv) there were no broker non-votes.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Common Stock has been quoted on the OTC Bulletin Board since June 30, 2005 under the symbol SNDN.OB. Prior to that date, there was no active market for our Common Stock. Based upon information furnished by our transfer agent, as of March 12, 2007, we had approximately 174 holders of record of our Common Stock.

The following table sets forth the high and low bid prices for our Common Stock for the periods indicated, as reported by the OTC Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

Fiscal Year 2005
First Quarter	$	NA	$	NA

Second Quarter		4.35		3.50

Third Quarter		9.00		4.11

Fourth Quarter		6.48		2.52

Fiscal Year 2006

First Quarter		$3.67		$1.21

Second Quarter		1.83		0.60

Third Quarter		0.87		0.33

Fourth Quarter		0.45		0.31

Dividends

We have not declared or paid dividends on our Common Stock and do not anticipate declaring or paying any cash dividends on our Common Stock in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our Common Stock only if and when declared by our board of directors. Our debentures restrict our ability to pay dividends to our stockholders.

Equity Compensation Plan Information

We maintain a 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”), 2005 Incentive Stock Plan (the “2005 Plan”) and 2006 Incentive Stock Plan (the “2006 Plan” and together, with the Directors Plan and 2005 Plan, collectively (the “Plans”). The Plans have been approved by our Board of Directors and stockholders. As of March 21, 2007, we had issued (i) 843,136 shares of Common Stock under the Plans and had outstanding stock options to purchase a total of 6,231,500 shares of Common Stock, with exercise prices at or in excess of the fair market value on the date of grant. (See “Item 10 - Executive Compensation” for a detailed description of our equity compensation plans.)

Our Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). The 2007 Plans are subject to stockholder approval and we have not made any grants under such plans.

The following table provides information as of December 31, 2006 with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,030,000	$1.42	1,970,000

Recent Sales of Unregistered Securities

For information related to our recent sales of unregistered securities, please see our Quarterly Reports on Form 10-QSB and Current Reports of Form 8-K during the fiscal year ended December 31, 2006.

Purchases of Equity Securities

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

Since February 2006 the SendTec marketing services business of our wholly-owned subsidiary, STAC, has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and on July 10, 2006 our stockholders approved the name change. SendTec is a marketing company, primarily involved in direct response marketing.

The consolidated financial statements contained herein include, commencing February 3, 2006, the results of STAC which became our wholly-owned subsidiary on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec, Inc. from theglobe.com, Inc. (“theglobe.com”). As of October 31, 2005 and through January 31, 2006 we retained approximately 23% of the total voting interests in STAC. Accordingly from October 31, 2005 through January 31, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $1,034,102 charge for our proportionate share of STAC’s losses for the period of November 1, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the period January 1, 2006 thru January 31, 2006.

Our results of operations for the year ended December 31, 2005 consist of Omni Point Marketing LLC, RelationServe Access, Inc. (“RelationServe Access”), Friendsand, Inc. (“Friendsand”), and RelationServe Media, Inc. (“RelationServe Media”). The operations of Omni Point Marketing LLC, RelationServe Access, and Friendsand have been reflected as discontinued operations in our statements of operations.

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Net revenues were approximately $35.9 million for the year ended December 31, 2006. There were no net revenues for the year ended December 31, 2005 due to the discontinuance of the operations of RelationServe Access and Friendsand, whose results for the year ended December 31, 2006 and 2005 are reflected as discontinued operations in the statement of operations. Net revenues from our internet advertising were $27.5 million, or 76.4 % of net revenues. Net revenues from our other revenue sources were $1.7 million from online search, $2.2 million from direct response media, $0.4 from branded media, and $4.1 million from offline advertising programs.

Costs of revenues were approximately $21.9 million for the year ended December 31, 2006. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $20.7 million, and $1.2 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. There was no cost of revenues for the year ended December 31, 2005.

Gross profit was approximately $13.9 million for the year ended December 31, 2006, or 38.8% of net revenues. Gross profit from our internet advertising business was $6.8 million, or 24.5% of our internet advertising net revenues for the year ended December 31, 2006, while our gross profit from offline advertising programs was $2.8 million, or 68.8% of offline advertising program net revenue. Gross profit from our other revenue sources were $1.7 million for online search, $2.2 million for direct response media, and $0.4 from branded media. There was no gross profit for the year ended December 31, 2005.

Salaries, wages and benefits expenses were approximately $9.0 million for the year ended December 31, 2006 as compared to $0.5 million for the year ended December 31, 2005. The increase is due to the consolidation of STAC in 2006. The Company employs approximately 100 people in the areas of sales, account management, operations, information technology, and administrative.

Professional fees increased approximately $1.2 million to $1.6 million for the year ended December 31, 2006 as compared to $0.4 million for the comparable prior year period. The increase is primarily the result of higher legal and accounting fees in connection with litigation, potential acquisitions and SEC filings.

Other general and administrative expenses increased approximately $6.1 million to $6.3 million for the year ended December 31, 2006 as compared to $0.2 million for the comparable prior year period. The increase is due to the integration of STAC in 2006. Our other general and administrative expenses as a percentage of net revenues, were 13.5% for the year ended December 31, 2006.

The components of other general and administrative expenses were as follows:

	For the years ended December 31,
	2006	2005
Litigation loss contingencies	$933,000	$—
Depreciation and amortization	1,467,054	—
Travel	394,330	—
Marketing expenses	390,053	—
Rent	345,564	—
Internet bandwidth	396,313	—
Commissions	391,065	—
Contract labor	384,369	—
Other	1,604,932	203,900

Total other general and administrative expenses	$6,306,680	$203,900

For the year ended December 31, 2006, we had an operating loss of approximately $3.0 million, an increase in operating loss of $1.9 million from an operating loss of $1.1 million for the year ended December 31, 2005. The $1.9 million increase in operating loss is the result of the increase in gross profit of $13.9 million, reduced by the increases in salaries, wages and benefits of $8.5 million, professional fees of $1.2 million, and other general and administrative expenses of $6.1 million.

Other income (expense) for the year ended December 31, 2006 was an expense of approximately $34.9 million, as compared to $1.1 million for the comparable prior year period. It is comprised of the following:

•

Loss on deemed extinguishment of debt – we restructured our 6% Senior Secured Convertible Debentures during November, 2006, by among other things, reducing the conversion price of the debentures to $0.50 per share from $1.50 per share, and as a result, recognized an expense of $22.4 million. This expense is non-cash in nature.

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of common stock held by debenture holders and preferred stockholders as well as those shares that would be issuable if the debenture holders converted the debentures and warrants that they hold into shares of our common stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of common stock issuable upon conversion of the debentures as a result of the restructuring described above was filed on December 22, 2006, which has not yet been declared effective. As of

December 31, 2006, management believes the probability of such penalty to be remote and have reduced the fair value of the penalty by $193,500 to $131,500. During the year ended December 31, 2005 we recognized an expense of $75,000 in connection with the registration rights agreement. This liability will be remeasured as a contingency upon the adoption of FASB Staff Position EITF 00-19.2, effective January 1, 2007.

•

Covenant penalty – we were not in compliance with certain covenants in the debenture agreement for the fourth quarter of 2005. As a result, on February 3, 2006 we issued 525,000 shares of Common Stock with a fair value of approximately $1.4 million to the Debenture holders. This expense is non-cash in nature.

•

Loss on equity-method investment – prior to consolidation of SendTec, we owned 23% of SendTec and accounted for this investment by the equity method, in which we recorded 23% of SendTec’s net loss for January 2006, resulting in an expense of approximately $153,000. This expense is non-cash in nature. For the year ended December 31, 2005 we recorded 23% of SendTec’s net loss for the period from November 1, 2005 to December 31, 2005 in the amount of approximately $1.0 million.

•	Interest income – we earned approximately $110,000 in interest on bank deposits during the year ended December 31, 2006. Interest income for the year ended December 31, 2005 was approximately $3,100.

•

Interest expense – we incurred total interest expense primarily on the debentures of approximately $11.2 million for the year ended December 31, 2006. Included in interest expense is $1.9 million of interest that will require payment to the debenture holders and a non-cash interest charge of $9.3 million to amortize the fair value of the warrants issued in conjunction with the debentures and the deferred finance fees. Other interest includes interest on capital lease obligations and insurance premium financing. During the year ended December 31, 2005 interest expense was approximately $13,000.

Our provision for income taxes (benefits) is zero in both periods. For the year ended December 31, 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets.

We reported a loss from continuing operations of approximately $37.9 million for the year ended December 31, 2006 compared to a loss from continuing operations of approximately $2.2 million for the year ended December 31, 2005, which loss is primarily attributable to the restructuring of the debentures. Continuing operations included the operations of STAC and SendTec. Included in the loss from continuing operations for the year ended December 31, 2006 are non-cash expenses totaling $35.6 million.

We sold the business and substantially all of the net assets of RelationServe Access, and ceased the operations of Friendsand. As a result, we recorded a loss from discontinued operations of approximately $4.7 million for the year ended December 31, 2006. The operations of RelationServe Access and Friendsand for the year ended December 31, 2005 was a net loss of approximately $0.6 million and is also presented as discontinued operations for comparability.

We reported a net loss of approximately $42.5 million for the year ended December 31, 2006 compared to a net loss of $2.8 million for the year ended December 31, 2005. The increase in our net loss was primarily attributable to the restructuring of the debentures and the loss from discontinued operations. Included in the net loss for the year ended December 31, 2006 are non-cash expenses totaling $35.6 million and a loss from discontinued operations of $4.7 million.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $37.9 million for the year ended December 31, 2006, which includes an aggregate of approximately $35.6 million in non-cash charges relating to a charge of $22.4 in connection with debenture restructuring, stock issued to satisfy a covenant breach of $1.4 million, non-cash interest of $9.2 million, depreciation and amortization of $1.5 million, stock based compensation of $0.8 million, a provision for bad debts of $0.3 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 million from the reduction of the registration rights penalty. We are also required to repay our Senior Secured Convertible Debentures on March 31, 2008. We are in the process of formulating a plan to restructure this obligation and believe we have access to capital and other resources to do so, however, we have not identified a specific plan or alternate source of financing at this time. Our inability to complete a restructuring plan for this debt would have a material adverse affect on our business.

During 2006, we integrated our newly acquired business (STAC) into our existing operations and believe that our current capital resources and resources available from STAC will enable us to sustain operations through December 31, 2007. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary, in the near term.

In July 2006, we successfully completed the registration for resale of certain common stock as required pursuant to our agreements with the debenture holders and holders of the Series A Preferred Stock. As a result, we expects to see cost savings in the area of registration costs. We are restricted from incurring additional indebtedness other than certain permitted indebtedness as long as the debentures remain outstanding.

We were not in compliance with certain financial covenants we were required to maintain under the terms of our Securities Purchase Agreement with the debenture holders. On November 10, 2006, our stockholders approved an increase in our authorized capital to meet the requirements of all potential conversions of the debentures and other derivate instruments into common stock, which had the effect of making the revised debenture agreement effective.

The amended financial covenants required us to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006, which requirements were satisfied. We are required to attain $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007. We were also required to maintain minimum cash balances of $3,000,000 in the first quarter of 2007, $3,250,000 in the second quarter of 2007, $3,500,000 in the third quarter of 2007, and $3,750,000 in the fourth quarter of 2007.

If the due date of the debentures is accelerated as a result of our failure to meet the covenants, we will not have sufficient working capital or cash to repay the obligation. Since we rely on our working capital for our day-to-day operations, such a default would have a material adverse effect on our business, operating results, and financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put us, our investors and the value of our common stock, at significant risk. Further, our obligations under the debentures are secured by substantially all of our assets. Failure to fulfill our obligations under the debentures and related agreements could lead to loss of these assets, which would be detrimental to our operations.

We anticipate raising additional capital during 2007 to fund additional growth of the business and provide cash for operations if necessary; however, there are no specific financing transactions planned at this time. We also cannot provide any assurance that in the event we seek to raise additional capital that such capital will be available on acceptable terms, if at all.

Net cash flows used in operating activities for the year ended December 31, 2006 were $3.4 million as compared to net cash used in operating activities of $2.0 million for the year ended December 31, 2005. For the year ended December 31, 2006, our net loss from continuing operations of approximately $37.9 million, adjusted for non-cash items totaling $35.6 million, including a charge of $22.4 million in connection with debt restructuring, depreciation and amortization of $1.5 million, stock-based compensation of $0.8 million, non-cash interest of $9.2 million, covenant penalty of $1.4 million, a provision for bad debts of $0.3 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 from the reduction of the registration rights penalty used $2.3 million in cash. Changes in assets and liabilities used $1.1 million in cash. For the year ended December 31, 2005, our net loss from continuing operations used $2.2 million in cash. Changes in assets and liabilities provided $1.3 million in cash.

Net cash flows provided from investing activities for the year ended December 31, 2006 were $8.8 million as compared to net cash used in investing activities of $10.4 million for the year ended December 31, 2005. For the year ended December 31, 2006, we acquired $9.3 million of cash in the consolidation with STAC, and received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com. We used cash to purchase property and equipment of $0.6 million, and incurred $0.2 in transaction expenses. For the year ended December 31, 2005, net cash flows used in investing activities were $10.5 million, of which $10.3 million was used in connection with the SendTec acquisition and $0.2 million was used in an acquisition.

Net cash flows provided by financing activities for the year ended December 31, 2006 were $0.7 million as compared to net cash provided by financing activities of $12.9 million for the year ended December 31, 2005. For the year ended December 31, 2006, we received net proceeds from the sale of common stock and exercise of warrants of $0.8 million, and used $0.1 million of cash to pay capital leas principal. For the year ended December 31, 2005, we received net proceeds from the sale of preferred stock of $10.3 million and net proceeds from the sale of common stock and exercise of warrants of $2.6 million.

Discontinued operations used $1.5 million of net cash in operating activities and provided $1.3 million from investing activities for the year ended December 31, 2006. For the year ended December 31, 2005 discontinued operations provided $1.0 million of net cash from operating activities, used $2.7 million in investing activities, and provided $0.1 million in financing activities.

We reported a net increase in cash for the year ended December 31, 2006 of $6.0 million as compared to a net increase in cash of $2,100 for the year ended December 31, 2005. The increase in cash of $6.0 million is the result of $3.4 million of cash used in operating activities, $8.8 million of cash provided by investing activities, $0.7 million of cash provided by financing activities, and $0.1 million of cash used by discontinued operations. At December 31, 2006 we had cash on hand of $6.1 million.

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

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not limited to, our valuation of accounts receivable, revenue recognition, depreciation, amortization, recoverability of long-loved assets, income taxes, equity transactions and contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Bulletin No. 104.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition – We follow the guidance of the SEC’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Certain of our revenue is reported on a gross basis, while certain other revenue is reported on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable. The following policies reflect specific criteria for the various revenues streams of the Company:

Internet advertising:    Revenue from the distribution of internet advertising, which principally includes the placement of banner ads and e-mail transmission of services is recognized when internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. The Company reports these revenues gross because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with media providers.

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

Advertising programs:    Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to 12 weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying balance sheet. The Company reports these revenues gross because it is responsible for the fulfillment of the service.

Intangible assets consist of customer relationships, covenants not to compete, and deferred financing fees. Non-compete agreements are amortized straight-line over the lives of the underlying employment agreements. Deferred financing fees are amortized straight-line over the life of the debentures. The Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including our market capitalization adjusted for a control premium and a discounted cash flow forecast to determine the enterprise value of our business using the income approach. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Stock Based Compensation – Prior to January 1, 2006, the Company accounted for employee stock transactions in accordance with Accounting Principle Board, APB Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company has adopted the pro forma disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting For Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the year ended December 31, 2006 the Company recognized approximately $1,099,000 in expenses.

RISK FACTORS

If an event of default occurs under the debentures it could result in a material adverse effect on our business, operating results, or financial condition as the debenture holders maintain a first priority security interest on all of our assets and the assets of our subsidiaries.

On October 31, 2005, STAC issued $34,950,000 million of debentures due March 31, 2008 that effective February 3, 2006, and as subsequently amended pursuant to agreement with the debenture holders signed on September 27, 2006, became convertible into shares of our common stock at a conversion price of $0.50 per share and are guaranteed by us and each of our subsidiaries. $34,580,000 of the original principal amount of the debentures remains outstanding as of December 31, 2006. Under the terms of the debentures STAC is obligated to pay interest of 6% per annum on the outstanding principal amount, payable quarterly beginning on February 1, 2006. The debenture holders have a first priority security interest on all of our assets and on the assets of our subsidiaries. In addition to failing to satisfy financial covenants in the securities purchase agreement, events of default include, but are not limited to, the following:

•	failure to pay interest, principal payments or liquidated damages if and when due;

•	a breach of any material covenant or term or condition of the debenture or any of the transaction documents;

•

a default or event of default (subject to any grace or cure period provided for in the applicable agreement, document or instrument) under any of the transaction documents, or any other material agreement, lease, document or instrument;

•	a breach of any representation or warranty made in the debenture or the other transaction documents;

•	certain bankruptcy and bankruptcy related matters;

•

a default by us or any of our subsidiaries on any material obligation, under any mortgage, credit agreement or other facility, indenture agreement, factoring agreement or other instrument under which there may be issued, or by which there may be secured or evidenced, any indebtedness for borrowed money or money due under any long term leasing or factoring arrangement of any of them in an amount exceeding $150,000 ($75,000 in the case of any subsidiary); and

•

a registration statement for the shares issuable upon conversion of the debentures and exercise of certain warrants is not continuously effective so long as any amount remains outstanding on the debentures

In addition to the foregoing, the failure to satisfy financial covenants in the securities purchase agreement could be deemed an event of default under the debentures. Under these covenants, as amended we are required to have net revenues of $5,025,000, $5,175,000, $5,450,000 and $5,700,000 for the first, second, third and fourth quarters of 2007, respectively, and attain cash balances of $3,000,000 in the first quarter of 2007, $3,250,000 in the second quarter of 2007, $3,500,000 in the third quarter of 2007, and $3,750,000 in the forth quarter of 2007. If we default on our obligations under the debentures or related agreements, the cash required to pay such amounts would most likely come out of our working capital, which is currently insufficient to repay the obligation. Since we rely on our working capital for our day-to-day operations, such a default would have a material adverse effect on our business, operating results, or financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put our company, our investors and the value of our common stock, at significant risk. Further, our obligations under the debentures are secured by substantially all of our assets. Failure to fulfill our obligations under the debentures and related agreements could lead to loss of these assets, which would be detrimental to our operations.

The restrictions on our activities contained in the debentures could negatively impact our ability to obtain financing from other sources.

So long as any portion of the debentures remain outstanding, we are restricted from incurring additional indebtedness other than certain permitted indebtedness consisting of (i) a working capital credit facility up to $3,000,000 which may have a second priority interest in our accounts receivables and inventory, (ii) trade payables and indebtedness consisting of capitalized lease obligations and purchase money indebtedness incurred in connection with the acquisition of capital assets and obligations under sale-leaseback arrangements with respect to newly acquired or leased assets and (iii) such obligations which are not secured by liens on any of our assets or STAC assets existing as of the date that the debentures were originally issued. To the extent that additional debt financing is required for us to conduct our operations, the restrictions from incurring additional indebtedness in the debentures could materially adversely impact our ability to achieve our operational objective.

RISKS RELATED TO OUR BUSINESS

Any decrease in demand for our online marketing services could substantially reduce our revenues, which would have a material adverse effect on our results of operations.

To date, a substantial portion of our revenues have been derived from Internet advertising. We expect that online advertising will continue to account for a substantial portion of our revenues for the foreseeable future. However, our revenues from Internet advertising may decrease in the future for a number of reasons, including the following:

•	the rate at which Internet users click on advertisements or take action in response to an advertisement has always been low and could decline as the volume of Internet advertising increases;

•	internet users can install software programs that allow them to prevent advertisements from appearing on their screens or block the receipt of emails;

•	advertisers may prefer an alternative Internet advertising format, product or service which we might not offer at that time; and

•	we may be unable to make the transition to new Internet advertising formats preferred by advertisers.

If our pricing models are not accepted by our advertiser clients, we could lose clients and our revenues could decline.

Most of our services are offered to advertisers based on cost-per-action or cost-per-click pricing models, under which advertisers only pay us if we provide the results they specify. These results-based pricing models differ from the fixed-rate pricing model used by many Internet advertising companies, under which the fee is based on the number of times the advertisement is shown without regard to effectiveness. Our ability to generate significant revenues from advertisers will depend, in part, on our ability to demonstrate the effectiveness of these primary pricing models to advertisers, who may be more accustomed to a fixed-rate pricing model.

Furthermore, intense competition among websites and other Internet advertising providers has led to the development of a number of alternative pricing models for Internet advertising. The proliferation of multiple pricing alternatives may confuse advertisers and make it more difficult for them to differentiate among alternatives. In addition, it is possible that new pricing models may be developed and gain widespread acceptance that are not compatible with our business model or our technology. These alternatives, and the likelihood that additional pricing models will be introduced, make it difficult for us to project the levels of advertising revenues or the margins that we, or the Internet advertising industry in general, will realize in the future. If advertisers do not understand the benefits of our pricing models, then the market for our services may decline or develop more slowly than we expect, which may limit our ability to grow our revenues or cause our revenues to decline.

We depend on a limited number of clients for a significant percentage of our revenues, and the loss of one or more of these advertisers could cause our revenues to decline.

For the year ended December 31, 2006, revenues from our three largest clients, SureClick Promotions, Real Networks, and Cosmetique Beauty Club accounted for an aggregate of 44.9% of our total revenues. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our revenues could decline and our operating results could be adversely affected.

We generally do not have long-term contracts with our clients and the termination of our business relationship with any of our significant clients could cause our revenues to decline and have a material adverse effect on our results of operations.

Our clients typically hire us on a project-by-project basis or on an annual contractual relationship. Moreover, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed we cannot guarantee that a client will engage us for further services. From time to time, highly successful engagements have ended because our client was acquired and the new owners decided not to retain us. A client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. We expect a relatively high level of client concentration to continue, but not necessarily involve the same clients from period to period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of their significant clients, could adversely affect our future financial performance.

Any limitation on our use of data derived from clients’ advertising campaigns could significantly diminish the value of our services and cause us to lose clients and revenues.

When an individual visits our clients’ websites, we use technologies, including cookies and web beacons, to collect information such as the user’s IP address, advertisements delivered by us that have been viewed by the user, and responses by the user to such advertisements. We aggregate and analyze this information to determine the placement of advertisements across our affiliate network of advertising space. Although the data we collect from campaigns of different clients, once aggregated, are not identifiable, our clients might decide not to allow us to collect some or all of this data or might limit our use of this data. Any limitation on our ability to use such data could make it more difficult for us to deliver online marketing programs that meet client demands.

In addition, although our contracts generally permit us to aggregate data from advertising campaigns, our clients might nonetheless request that we discontinue using data obtained from their campaigns that have already been aggregated with other clients’ campaign data. It would be difficult, if not impossible, to comply with these requests, and such requests could result in significant expenditures of resources, interruptions, failures or defects in our data collection, mining, and storage systems. Privacy concerns regarding the collection or use of user data, could also limit our ability to aggregate and analyze data from our clients. Under such circumstances, we may lose clients and our revenues may decline.

If the market for internet advertising fails to continue to develop, our revenues and operating results could be harmed.

Our future success is highly dependent on the continued use and growth of the Internet as an advertising medium. The Internet advertising market is relatively new and rapidly evolving, and it uses different measurements than traditional media to gauge effectiveness. As a result, demand for and market acceptance of Internet advertising services is uncertain and subject to change. Many of our current or potential advertiser clients have little or no experience using the Internet for advertising purposes and have allocated only limited portions of their advertising budgets to the Internet. The adoption of Internet advertising, particularly by those entities that have historically relied upon traditional media for advertising, requires the acceptance of a new way of conducting business, exchanging information, measuring success, and evaluating new advertising products and services. Such clients find Internet advertising to be less effective for promoting their products and services than traditional advertising media. We cannot give any assurance that the market for Internet advertising will continue to grow or become sustainable. If the market for Internet advertising fails to continue to develop or develops more slowly than we expect, our revenues and business could be harmed.

We depend on online publishers for advertising space to deliver our clients’ advertising campaigns, and any decline in the supply of advertising space available through our network could cause our revenues to decline.

The websites, search engines, and email publishers that sell or venture their advertising space to or with us are not bound by long-term contracts that ensure a consistent supply of advertising space, which we refer to as their inventory. We generate a significant portion of revenues from the advertising inventory provided by a limited number of publishers. In most instances, publishers can change the amount of inventory they make available to us at any time, as well as the price at which they make it available. In addition, publishers may place significant restrictions on our use of their advertising inventory. These restrictions may prohibit advertisements from specific advertisers or specific industries, or restrict the use of certain creative content or format. If a publisher decides not to make inventory available to us, or decides to increase the price, or places significant restrictions on the use of such inventory, we may not be able to replace this with inventory from other publishers that satisfy our requirements in a timely and cost-effective manner. If this happens, our revenues could decline or our cost of acquiring inventory may increase.

Our growth may be limited if we are unable to obtain sufficient advertising inventory that meets our pricing and quality requirements.

Our growth depends on our ability to effectively manage and expand the volume of our inventory of advertising space. To attract new advertisers, we must increase our supply of inventory that meets our performance and pricing requirements. Our ability to purchase or venture sufficient quantities of suitable advertising inventory will depend on various factors, some of which are beyond our control. These factors include:

•	our ability to offer publishers a competitive price for their inventory;

•	our ability to estimate the quality of the available inventory; and

•	our ability to efficiently manage our existing advertising inventory.

In addition, the number of competing Internet advertising networks that purchase advertising inventory from websites, search engine and email publishers continues to increase. We cannot give any assurance that we will be able to purchase or venture advertising inventory that meets our performance, price, and quality requirements, and if we cannot do so, our ability to generate revenues could be limited.

Any limitation on our ability to post advertisements throughout our network of advertising space could result in the loss of customers, which would cause our revenues to decline and harm our business.

We execute advertising programs for clients primarily by posting advertisements, which we refer to as ad delivery, on our affiliate network of advertising space. Our business could suffer from a variety of factors that could limit or reduce our ability to post advertisements across our affiliate network, including:

•	technological changes that render the delivery of our advertisements obsolete or incompatible with the operating systems of consumers and/or the systems of online publishers;

•	lawsuits or injunctions based on claims that our ad delivery methodologies violate the proprietary rights of other parties and regulatory or legal restrictions; and

•	interruptions, failures or defects in our ad delivery and tracking systems.

Consolidation of online publishers may impair our ability to provide marketing services, acquire advertising inventory at favorable rates and collect campaign data. The consolidation of Internet advertising networks, web portals, search engines and other online publishers could eventually lead to a concentration of desirable advertising inventory on a very small number of networks and large websites. Such concentration could:

•	increase our costs if these publishers use their greater bargaining power to increase rates for advertising inventory;

•

impair our ability to provide marketing services if these publishers prevent us from distributing our clients’ advertising campaigns on their websites or if they adopt ad delivery systems that are not compatible with our ad delivery methodologies.

Litigation may result in financial losses or harm our reputation and may divert management resources.

Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are presently involved in several litigations. We cannot accurately predict the outcome of any such litigations at this time. See Item 3 - “Legal Proceedings” for a description of current legal proceedings. Significant litigation could materially adversely affect our financial condition due to defense costs, settlements or adverse decisions.

If one or more of the above factors were to occur, we may lose customers, which cause our revenues to decline and have a material adverse effect on our results of operations.

We may not be able to implement Section 404 of the Sarbanes-Oxley Act on a timely basis.

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We have not yet developed a Section 404 implementation plan. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404’s requirements and how independent auditors will apply these requirements and test companies’ internal controls, is still reasonably uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not guarantee that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

If the use of tracking technology is restricted or becomes subject to new regulation, we could face increased costs or be forced to change our business practices which could negatively impact our revenues and results of operations.

In conjunction with the delivery of advertisements to websites, we typically place small files of information, commonly known as cookies, on an Internet user’s hard drive, generally without the user’s knowledge or consent. Cookie information is passed to us through an Internet user’s browser software. We use cookies to collect information regarding the advertisements we deliver to Internet users and their interaction with these advertisements. We use this information to identify Internet users who have received our advertisements in the past and to monitor and prevent potentially fraudulent activity. In addition, our technology uses this information to monitor the performance of ongoing advertising campaigns and plan future campaigns.

Some Internet commentators and privacy advocates have proposed limiting or eliminating the use of cookies and other Internet tracking technologies, and legislation has been introduced in some jurisdictions to regulate Internet tracking technologies. The European Union has already adopted a directive requiring that when cookies are used, the user must be informed and offered an opportunity to opt-out of the cookies’ use. If there is a further reduction or limitation in the use of Internet tracking technologies such as cookies:

•

we may have to replace or re-engineer our tracking technology, which could require significant amounts of our time and resources, may not be completed in time to avoid losing clients or advertising inventory, and may not be commercially or technically feasible;

•	we may have to develop or acquire other technology to prevent fraud; and

•	we may become subject to costly and time-consuming litigation or investigations due to our use of cookie technology or other technologies designed to collect Internet usage information.

Any one or more of these occurrences could result in increased costs, require us to change our business practices or divert management’s attention.

If we or our advertiser or publisher clients fail to comply with regulations governing consumer privacy, we could face substantial costs and our business could be harmed.

Our collection, maintenance and sharing of information regarding Internet users could result in lawsuits or government inquiries. These actions may include those related to U.S. federal and state legislation or European Union directives limiting the ability of companies like ours to collect, receive and use information regarding Internet users. Litigation and regulatory inquiries are often expensive and time-consuming and the outcome is uncertain. Any involvement by us in any of these matters could require us to:

•	spend significant amounts on our legal defense;

•	divert the attention of senior management from other aspects of our business;

•	defer or cancel new product launches as a result of these claims or proceedings; and

•	make changes to our present and planned products or services.

Further, we cannot give any assurance that our advertiser and publisher clients are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements. We may be held liable if our clients use our technology or our data or we collect on their behalf in a manner that is not in compliance with applicable laws or regulations or our or their own stated privacy standards.

We may be liable for content in the advertisements we deliver for our clients, which could increase our costs and harm our reputation.

We may be liable to third parties for content in the advertisements they deliver if the artwork, text or other content involved violates copyrights, trademarks, or other intellectual property rights of third parties or if the content is defamatory. Although we generally receive warranties from our advertisers that they have the right to use any copyrights, trademarks or other intellectual property included in an advertisement and are normally indemnified by the advertisers, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments, and could require us to change our business or practices.

Misappropriation of confidential information held by us could cause us to lose clients or incur liability, which could negatively impact our results of operations and harm our reputation.

We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. If confidential information is compromised, we could be subject to lawsuits by the affected clients or Internet users, which could damage our reputation among our current and future potential clients, require significant expenditures of capital and other resources, and cause us to lose business and revenues.

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

We may make additional acquisitions, which could divert management’s attention, cause ownership dilution, and be difficult to integrate.

Our business strategy depends in part upon our ability to identify, structure, and integrate acquisitions that are complementary with our business model. Acquisitions, strategic relationships, and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share. Our potential acquisitions, relationships, investment targets, and partners may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results, and financial condition. These risks apply to our completed acquisitions and acquisitions we may undertake in the future, including:

•	We could experience a substantial strain on our resources, including time and money, and may not be successful;

•	Our management’s attention may be diverted from our ongoing business concerns;

•	While integrating new companies, we may lose key executives or other employees of these companies;

•	We could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	We may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	We may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

If we are unable to attract and retain key employees the quality of our services may decline and we may not be able to successfully operate our business.

Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of highly qualified people, our prospects, business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee, could have an adverse effect on our prospects, business, financial condition, and results of operations.

The lack of public company experience of our management team puts us at a competitive disadvantage. Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. The individuals who now constitute management have never had responsibility for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business.

Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss, or claims by third parties. To the extent our business or property suffers any damages, losses, or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to secure or maintain insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors. The Debentures require us to maintain $8 million of directors and officers insurance coverage and key man insurance on the life of Paul Soltoff, without which the debentures may be in default.

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

We expect to operate in a highly competitive environment. We principally compete with other companies in the following main areas:

•	sales to merchant advertisers of performance-based advertising; and

•	services that allow merchants to manage their advertising campaigns across multiple networks and track the success of these campaigns.

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

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market. They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

•	larger customer bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

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

If we fail to establish, maintain and expand our technology business, and marketing alliances and partnerships, our ability to grow could be limited.

In order to grow our technology business, we must generate, retain and strengthen successful business and marketing alliances with advertising agencies.

We depend, and expect to continue to depend, on our business and marketing alliances with companies with which we have written or oral agreements to provide services to our clients and to refer business from their clients and customers to us. If companies with which STAC has business and marketing alliances do not refer their clients and customers to us to perform their online campaign and message management, our revenue and results of operations would be severely harmed.

If we are not able to respond to rapid technological changes characteristic of our industry, our products and services may not be competitive.

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

A natural or man-made disaster or other cause could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition, and results of operations. Our systems and operations are vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers,” and other similar events, and other unanticipated problems.

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

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors that could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential, overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

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

•

The Digital Millennium Copyright Act and its related safe harbors, are intended to reduce the liability of online service providers for listing or linking to third-party web sites that include materials that infringe copyrights or other rights of others.

•

The CAN-SPAM Act of 2003 and certain state laws are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet.

With respect to the subject matter of each of these laws, courts may apply these laws in unintended and unexpected ways. As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services. Many of the services of the Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances. For example, it is possible that courts could find strict liability or impose “know your customer” standards of conduct in certain circumstances in which case we could be liable for actions by others.

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

The Federal Trade Commission (“FTC”) has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures, if ultimately mandated by the FTC or voluntarily made by us, may reduce the desirability of any paid placement and paid inclusion services that we offer. We believe that some users may conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, the commercial utility of our search marketing services could be adversely affected.

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

In addition, several telecommunications carriers have requested that the Federal Communications Commission (“FCC”) regulate telecommunications over the Internet. Due to the increasing use of the Internet and the burden it has placed on the current telecommunications infrastructure, telephone carriers have requested the FCC to regulate Internet service providers and impose access fees on those providers. If the FCC imposes access fees, the costs of using the Internet could increase dramatically. This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our Internet business operations.

We may incur liabilities for the activities of users of our services, which could adversely affect our service offerings and harm our reputation.

The law relating to the liability of providers of online services for activities of their users and for the content of their merchant advertiser listings and other postings or usage is currently unsettled and could damage our business, financial condition, and operating results. Our insurance policies may not provide coverage for liability arising out of activities of our users or merchant advertisers for the content of our listings or other services. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers or other users of our services or for the content of our or their listings or posting therein. Our potential liability for unlawful activities of users of our services or for the content of our or their listings or postings therein could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings.

If we do not maintain and grow a critical mass of merchant advertisers, our operating results could be adversely affected.

Our success depends, in part, on our and any additional acquired business’s maintenance and growth of a critical mass of merchant advertisers and a continued interest in our and any additional acquired business’s performance-based advertising and search marketing services. If, through our or any additional acquired business, we are unable to achieve a growing base of merchant advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers. Any decline in the number of merchant advertisers could adversely affect our operating results generally.

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

We may be subject to litigation for infringing the intellectual property rights of others, which could subject us to liability, increase our expenses and divert managements attention.

We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies. Any intellectual property litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business. In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

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

RISKS RELATING TO OUR COMMON STOCK

Our ability to raise capital and the market price of our common stock could be negatively impacted by our significant number of outstanding warrants, options and the Debentures as well as by the registration of the shares in this offering.

Currently, we have outstanding warrants and options exercisable into an aggregate of 14,928,987 shares of common stock and outstanding debentures convertible into 68,060,000 shares of common stock. The exercise or conversion of all of such outstanding warrants, options or debentures would dilute the then-existing stockholders’ percentage ownership of our common stock, and any sales in the public market of the common stock underlying such securities could adversely affect prevailing market prices for our common stock. In addition to negatively impacting the market price of our common stock, the foregoing could impact the terms upon which we would be able to obtain additional equity capital since the holders of such securities can be expected to exercise or convert them at a time when we would, in all likelihood, be able to obtain needed capital on terms more favorable to us than those provided by such securities.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock.

Our Common stock is quoted on the OTC Bulletin Board, and currently trades, and may continue to trade below $5.00 per share. Therefore, our common stock is considered a “penny stock” and subject to SEC rules and regulations that impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our Common stock and reducing the liquidity of an investment in our common stock.

The market price of our common stock is volatile and subject to wide fluctuations.

The market price of our common stock volatile and could be subject to wide fluctuations in response to a number of factors, including:

•	announcements of new products or services by our competitors;

•	fluctuations in revenue attributable to changes in the search engine based algorithms that rank the relevance of our content;

•	announcements of technological innovations or new products or services by us; and

•	sales of our common stock by our founders or other selling stockholders.

Our operating results may fluctuate significantly, and these fluctuations may cause our common stock price to fall.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses. If our results of operations do not meet the expectations of current or potential stockholders, the price of our common stock may decline.

There is a limited public market for shares of our common stock and it may be difficult for stockholders to sell their shares.

An active public market for shares of our common stock may not develop, or if one should develop, it may not be sustained. Therefore, stockholders may not be able to find purchasers for their shares of common stock.

We do not expect to pay dividends for the foreseeable future.

We currently intend to retain any future earnings to support the development and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, the terms of the Debentures prohibit the payment of dividends. Our payment of any future dividends will be at the discretion of our board of directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans, and the terms of any credit agreements that we may be a party to at the time. Accordingly, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements (as defined in Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). To the extent that any statements made in this Report contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans” “will,” “may,” “anticipates,” believes,” “should,” “intends,” “estimates,” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and consequently, actual results may differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, without limitation, risks associated with the uncertainty of future financial results, additional financing requirements, development of new products, the effectiveness, profitability, and marketability of such products, the ability to protect proprietary information, the impact of current, pending, or future legislation and regulation on the electronic marketing industry, the impact of competitive products or pricing, technological changes, the effect of general economic and business conditions and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission. We do not undertake any obligation to publicly update any forward-looking statements. As a result, you should not place undue reliance on these forward-looking statements.

We also use market data and industry forecasts and projections throughout this Report, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and the projected amounts may not be achieved. Similarly, although we believe that the surveys and market research others have performed are reliable, we have not independently verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

Item 7.	Financial Statements.

See the Company’s Financial Statements beginning on page F-1.

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

(a) Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures, under the supervision and with the participation of management, including our principal executive officer and principal accounting officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2006.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

(b) Other Information.

Not Applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Year Became a Director	Principal Occupation for the Past Five Years and Current Public Directorships
Paul Soltoff	51	2005	CHIEF EXECUTIVE OFFICER AND DIRECTOR OF THE COMPANY SINCE FEBRUARY 2006. Chief Executive Officer of STAC since February 2006 and Chairman of the Board and Chief Executive Officer of SendTec since its inception in February 2000. Mr. Soltoff is a director of Health Benefits Direct Corporation, an online insurance marketplace that enables consumers to shop online for individual health and life insurance and obtain insurance company-sponsored quotes for such coverage.

Eric Obeck	42	N/A	PRESIDENT OF THE COMPANY SINCE FEBRUARY 2006. President of STAC since February 2006 and President of SendTec since July 2003. Chief Operating Officer of SendTec from August 2000 through June 2003.

Donald Gould	42	N/A	CHIEF FINANCIAL OFFICER OF THE COMPANY SINCE FEBRUARY 2006. Chief Financial Officer of STAC since February 2006 and of SendTec since 2000.

Steven Morvay	53	N/A	EXECUTIVE VICE PRESIDENT, CLIENT SERVICES OF THE COMPANY SINCE FEBRUARY 2007. Steven Morvay is Executive Vice President, Client Services and Managing Director of SendTec’s New York office. His 25 years of experience with both clients and agencies include senior level positions with responsibilities primarily focused on marketing for consumer driven companies with general management experience as president and CEO of service, publishing and direct marketing entities Steven holds a bachelor’s degree from the Newhouse School of Public Communications at Syracuse University

Daniel G. Hall	60	N/A	SENIOR VICE PRESIDENT, SECRETARY AND GENERAL COUNCIL OF THE COMPANY SINCE JANUARY 2007. General counsel and corporate secretary for publicly traded companies for over twenty years, most recently serving as Vice President, Secretary, and General Counsel for Novoste Corporation, a multinational, publicly traded, medical device company formerly headquartered in Atlanta, Georgia. His career has also included private law practice in several jurisdictions.

Robert G. Beauregard	66	2006	DIRECTOR OF THE COMPANY SINCE MAY 2006. President and CEO of The Beauregard Group Inc., a Florida based marketing communications consulting company, since 1995. Vice-President of MediaBranes.com Inc., an online Buyer’s Guide and Reader Service, from March 2005 through August 2005. Mr. Beauregard is a director of the Cossette Communication Group and a founding director of HBA MatchMaker Media Inc., an addressable advertising technology licensing company.

Vincent Addonisio	51	2006	DIRECTOR OF THE COMPANY SINCE MAY 2006. President and Chief Executive Officer of Regency Strategic Advisors, Inc., a strategic advisory and investment banking firm, since September 2002. Executive Vice President and Chief Administrative Officer and also a member of the Board of Directors of IMRglobal Corp. an information technology services company from July 1998 through June 2002.

Anthony Abate	52	2006	DIRECTOR OF THE COMPANY SINCE SEPTEMBER 2006. Chief executive officer of Jaba Franchise Systems, Inc., a privately owned company that operates a Planet Beach Tanning Spa franchise, and he has held this position since 2004. From 2005 to 2006, Mr. Abate also served as the vice-president of direct to consumer marketing for Liberty Safe & Security Products, a supplier of residential and commercial safes. From 2002 to 2004, Mr. Abate was the chief marketing officer of Cosmetique, a national direct marketing beauty club. From 1998 to 2002, he served as chief marketing officer and president of the “Clubs and Services” division of United Marketing Group, a diversified direct marketing company.

Robert F. Hussey	57	2007	DIRECTOR OF THE COMPANY SINCE JANUARY 2007. Vice President and Management Supervisor of Grey Advertising, Hussey was responsible for over $100 Million in product marketing and advertising for accounts such as General Mills, 3M and Warner Brothers. As Interim President and CEO of Digital Lightwave, a leading provider of optical networking technology, Hussey repositioned the company from a 3-year period of decline to one of operational stability and growth in new international markets. In addition, Hussey serves on the boards of Axcess International, Argentum Capital Partners, Digital Lightwave and World Racing Group. Mr. Hussey earned a BSBA in marketing and finance from Georgetown University and an MBA in international finance form George Washington University.

There are no family relationships between any of our directors or executive officers.

Committees of the Board of Directors

We have established an audit committee of the Board of Directors, comprised of Vincent Addonisio as sole member. Our Board of Directors has determined that Mr. Addonisio is a “audit committee financial expert” as that term is defined by Item 407(d)(5) of Regulation S-B. We believe that Mr. Addonisio is an “independent director” as defined under NASDAQ Marketplace Rule 4200(a)(15) and, with respect to the audit committee, under Section 10A of the Securities Exchange of 1934, as amended.

We have also established compensation and nominating committee of the Board of Directors. The compensation committee is comprised of Robert Beauregard and Anthony Abaté, and the nominating committee is comprised of Vincent Addonisio and Paul Soltoff. We believe that Messrs. Beauregard and Abaté are “independent directors” as defined by NASDAQ Marketplace Rule 4200(a)(15).

Code of Ethics

We adopted a Code of Ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer. A copy of such Code of Ethics is attached as Exhibit 14 to the Company’s Current Report on Form 8-K dated July 13, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, directors and persons who beneficially own more than 10% of our common stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Such officers, directors and 10% stockholders are also required by the Securities and Exchange Commission to furnish us with copies of such forms. Based solely on our review of the copies of such forms received by us, we believe, that during the fiscal year ended December 31, 2006, that were was compliance with all Section 16(a) filing requirements applicable to its officers, directors and 10% stockholders, except that Donald Gould, our Chief Financial Officer, filed one late Form 4 for a transaction that occurred on November 15, 2006, and one late Form 4 for Erik Obeck, our President, for a transaction that occurred on November 15, 2006.

Item 10.	Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2006 (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Stock Option Awards(1)	All Other Compensation	Total
Paul Soltoff, Chief Executive Officer	2006	$373,725	$—	$—	$373,725
Donald W. Gould, Chief Financial Officer	2006	$210,220	$62,000	$—	$272,220
Eric Obeck, President	2006	$303,651	$131,750	$—	$435,401
Shawn McNamara (2) Senior Vice President	2006	$200,089	$150,000	$—	$350,089

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 15_ to our December 31, 2006 financial statements.
(2)	Mr. McNamara served as our principal executive officer from January 1, 2006 through June 15, 2006.

Paul Soltoff became our Chief Executive Officer on February 3, 2006, in connection with our consolidation with STAC. Mr. Soltoff entered an employment agreement with STAC on October 31, 2005, which we adopted upon Mr. Soltoff becoming our Chief Executive Officer. The agreement provides for an initial term of five years, which be renewed for successive one year terms. Pursuant to the terms of the agreement, Mr. Soltoff shall receive base annual salary of no less than $400,000, as well as incentive and bonus compensation at the discretion of our Board of Directors.

Donald Gould became our Chief Financial Officer on February 3, 2006, in connection with our consolidation with STAC. Mr. Gould entered an employment agreement with STAC on October 31, 2005, which we adopted upon Mr. Gould becoming our Chief Financial Officer. The agreement provides for an initial term of five years, which be renewed for successive one year terms. Pursuant to the terms of the agreement, Mr. Gould shall receive base annual salary of no less than $225,000, as well as incentive and bonus compensation at the discretion of our Board of Directors. On November 15, 2006, the Board of Directors issued an option to purchase 200,000 shares of our common stock at an exercise price of $0.50 per share to Mr. Gould in recognition of his contribution to our company. The options vest as to one-third of the options on each of the first, second and third anniversaries of the date of grant.

Eric Obeck became our President on February 3, 2006, in connection with our consolidation with STAC. Mr. Obeck entered an employment agreement with STAC on October 31, 2005, which we adopted upon Mr. Obeck becoming our President. The agreement provides for an initial term of five years, which be renewed for successive one year terms. Pursuant to the terms of the agreement, Mr. Obeck shall receive base annual salary of no less than $325,000, as well as incentive and bonus compensation at the discretion of our Board of Directors. On November 15, 2006, the Board of Directors issued an option to purchase 425,000 shares of our common stock at an exercise price of $0.50 per share to Mr. Gould in recognition of his contribution to our company. The options vest as to one-third of the options on each of the first, second and third anniversaries of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2006.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Price	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested	Market Value of Shares or Units of Stock That Have not Vested
Paul Soltoff	—	—	n/a	n/a	—	—
Donald W. Gould	—	200,000	$0.50	November 14, 2016	—	—
Eric Obeck	—	425,000	$0.50	November 14, 2016	—	—
Shawn McNamara	100,000	—	$1.70	June 15, 2007	—	—

Equity Compensation Plan Information

2005 Incentive Stock Plan

An aggregate of 3,300,000 shares of our common stock have been reserved for issuance under the 2005 Incentive Plan. The purpose of the 2005 Incentive Plan is to provide an incentive to retain in the employ and as directors, officers, consultants, advisors and employees of the Company, persons of training, experience, and ability, to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in our development and financial success. Under the 2005 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended non-qualified stock options, and restricted stock. The 2005 Incentive Plan is administered by the Board or a compensation committee designated by the Board of at least two directors (the “Compensation Committee”).

Options and restricted common stock granted under the 2005 Incentive Plan have a maximum term of ten years. Unless otherwise determined by the Board or Compensation Committee at the time of grant, options will be subject to a vesting period of three years. Upon a change in control, the vesting and exercisability of outstanding options and vesting of outstanding restricted common stock may accelerate. The 2005 Incentive Plan permits “cashless exercise” of outstanding options. As of March 21, 2007, options to purchase 2,530,000 shares of our common stock (intended to qualify as incentive stock options) and 274,027 shares of restricted our common stock have been granted under the 2005 Incentive Plan.

2006 Incentive Stock Plan

An aggregate of 2,700,000 shares of common stock have been reserved for issuance under the 2006 Incentive Plan. The purpose of the 2006 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors, and employees of the Company, persons of training, experience, and ability, to attract new directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2006 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended non-qualified stock options, and restricted stock. The 2006 Incentive Plan permits “cashless exercise” of outstanding options. The maximum number of shares of common stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed 1,000,000 shares in order to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of March 21, 2007, options to purchase 2,501,500 shares of common stock were outstanding.

2007 Incentive Stock Plan A

The Board of Directors has authorized the Company to adopt the 2007 Incentive Stock Plan A (the “2007 A Plan”). An aggregate of 3,000,000 shares of common stock have been reserved for issuance under the 2007 A Plan. Under the 2007 A Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended non-qualified stock options, and restricted stock. The 2007 A Plan allows the Board of Directors or the Compensation Committee to make grants of stock options and awards of restricted stock on four pre-determined dates per year. The final terms of the 2007 A Plan are subject to review and completion by the Audit Committee and the Compensation Committee of the Board of Directors. The Company intends to submit the 2007 A Plan for a stockholder vote at its next annual meeting of stockholders. No grants of stock options or awards of restricted stock have been made pursuant to the 2007 A Plan.

2007 Incentive Stock Plan B

The Board of Directors has authorized the Company to adopt the 2007 Incentive Stock Plan B (the “2007 B Plan”). In the event that outstanding shares of the Company’s common stock, as calculated on a fully diluted basis, exceeds 120,000,000 shares, an aggregate of 3,000,000 shares of common stock will be available for issuance under the 2007 B Plan. Under the 2007 B Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended non-qualified stock options, and restricted stock. The 2007 B Plan allows the Board of Directors or the Compensation Committee to make grants of stock options and awards of restricted stock on four pre-determined dates per year. The final terms of the 2007 B Plan are subject to review and completion by the Audit Committee and the Compensation Committee of the Board of Directors. The Company intends to submit the 2007 B Plan for a stockholder vote at its next annual meeting of stockholders. No grants of stock options or awards of restricted stock have been made pursuant to the 2007 B Plan.

Director compensation

The following table sets forth director compensation as of December 31, 2006.

Name	Fee Earned or Paid in Cash $	Option Awards(1)	Total
Robert G. Beauregard	$4,000	$59,500	$63,500
Vincent Addonisio	$4,000	$59,500	$63,500
Anthony Abate	$2,000	$18,500	$20,500
Robert F. Hussey	$—	$—	$—

Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 14 to our December 31, 2006 financial statements.

Annual Retainer and Meeting Fees

Each non-employee member of the Board of Directors is entitled to a $2,500 quarterly retainer fee payable on each December 31, March 31, June 30, and September 30, and a meeting fee of $1,000 per meeting of the Board or any committee thereof attended by the non-employee director

2005 Non-Employee Directors Plan

The 2005 Non-Employee Directors Plan (the “Directors Plan”) provides for the grant of non-qualified stock options to non-employee directors of the Company and its subsidiaries. 2,000,000 shares of common stock have been reserved for issuance under the Directors Plan, provided that awards to the Chairman of the Board are limited to 1,000,000 shares. The Directors Plan provides that each non-employee director who is newly-elected Chairman of the Board shall receive an option to purchase 1,000,000 shares of common stock exercisable on the six-month anniversary of the approval of the Directors Plan by the stockholders, each newly elected or appointed non-employee director (other than the Chairman) shall be granted an option to purchase 50,000 shares of common stock, exercisable as to 50% of such shares on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. The Directors Plan permits “cashless exercise” of outstanding options. In addition, each non-employee director shall be granted an option to purchase 50,000 shares of common stock on the second anniversary of such director’s initial election or appointment, exercisable as to 50% on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. All such options shall be exercisable at the fair market value on the date of grant. As of December 31, 2006, 1,000,000 options to purchase our common stock were granted to the Company’s former Chairman of the Board, Warren V. Musser, and an additional 50,000 options have been granted to each of Messrs. Beauregard, Addonisio, Abate and Hussey.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Based solely upon information available to us, the following table sets forth certain information regarding beneficial ownership of our common stock as of March 12, 2006 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding common stock, (ii) each of our directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of common stock:

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Paul Soltoff.	3,341,276	(2)	7.1%
Donald Gould.	2,248,013	(3)	4.8%
Eric Obeck	2,788,487	(4)	6.0%
Steven Morvay	310,350		*
Daniel G. Hall	0		0
Robert G. Beauregard.	25,000		*
Vincent Addonisio	25,000		*
Anthony Abate	0		0
Robert F. Hussey	0		0
LB I Group Inc.	4,670,295	(5)	9.99%
MHB Trust	5,392,500	(6)	10.9%
Leslie T. Altavilla Revocable Trust.	2,780,000	(7)	5.9%
SDS Capital Group SPC, Ltd.	5,585,392	(8)	9.99%
Alexandra Global Master Fund	5,119,458	(9)	9.99%
Fursa Alternative Strategies LLC	4,773,170	(10)	9.99%
Rochdale Investment Management LLC	2,600,000	(11)	5.56%
Shawn McNamara	103,334	(12)	*
All directors and executive officers as a group	8,427,776	(13)	17.1%

*	Represents less than 1%.
(1)	Unless otherwise indicated, the address of each stockholder listed above is c/o the executive offices of the Company
(2)	Based on a Schedule 13D filed on March 1, 2006.
(3)	Based on a Schedule 13D filed on March 1, 2006.
(4)	Based on a Schedule 13D filed on March 1, 2006.
(5)	Mr Morvay’s holdings consist of options to purchase 16,666 shares of our common stock exercisable within 60 days of this Report and 293,684 shares of our commons stock.
(6)	Based on a Schedule 13D filed on October 4, 2006, as amended on December 1, 2006, and other information, LB I Group Inc. beneficially owns 4,670,295 shares of common stock. Lehman Brothers Inc. is the parent company of LB I Group. Lehman Brothers Holdings Inc., a public reporting company, is the parent company of Lehman Brothers Inc. The address for LB I Group is c/o Lehman Brothers Inc., 745 Seventh Avenue, New York, New York 10019, Attn: Eric Salzman and Will Yelsits. Lehman Brothers Inc. is a registered broker-dealer.
(7)	Based on a Schedule 13D filed April 4, 2006 by MHB Trust and Southpac Trust International, Inc., includes immediately exercisable warrant to purchase 2,792,500 share of common stock. MHB Trust’s address is c/o Southpac Trust Limited, ANZ House, Main Road, Avara Raratongo, Cook Islands. Southpac Trust International, Inc. serves as trustee of the MHB Trust. The natural control Persons of the MHB Trust are Bria Mason, Leanne Corvette, Doreen Ford, Tokoa John, Serena Hunter, Rachel Terri, Tracey Williams and Ernie Dover.

(8)	The business address for the trust is 14300 Clay Terrace Blvd., Ste. 269, Carmel, IN 46032. The natural control person of the trust is Leslie T. Altavilla who serves as trustee.
(9)	Based on a Schedule 13G filed on November 27, 2006, as amended on February 14, 2007, and other information. The business address of SDS Capital Group SPC., Ltd is c/o Ogier Fiduciary Services (Cayman) Ltd., 113 South Church Street, PO Box 12346T, George Town, Grand Cayman. The investment manager of SDS Capital Group SPC., Ltd is SDS Management, LLC; the sole managing member of SDS Management, LLC is Mr. Steven Darby.
(10)	Based on a Schedule 13G filed on November 27, 2006, and other information. The business address of Alexandra Global Master Fund is Citco Building, Wickams Cay, PO Box 662, Road Town, Tortola, British Virgin Islands. The investment manager of Alexandra Global Master Fund is Alexandra Investment Management, LLC, the managing member of Alexandra Investment Management, LLC is Mikhail A. Filimonov.
(11)	Based on a Schedule 13G filed on February 14, 2007. The business address of Fursa Alternative Strategies is 200 Park Avenue, 54th Floor, New York, NY 10166-3399. The chief investment officer of Fursa Alternative Strategies LLC is William F. Harley III.
(12)	Based on a Schedule 13G filed on February 14, 2007. The business address of Rochdale Investment Management LLC is 570 Lexington Avenue, New York, NY 10022. Garret D’Alessandro is the Chief Executive Officer of Rochdale Investment Management LLC.
(13)	Shawn McNamara served as our principal executive officer from January 1, 2006, through June 15, 2006. Mr. McNamara’s holdings consist of options to purchase 100,000 shares of our common stock exercisable within 60 days of this Report and 3,334 shares of our restricted granted under the 2005 Stock Incentive Plan. Mr. McNamara’s business address is 6700 N. Andrews Avenue, Ft. Lauderdale, Florida 33390.
(14)	Excludes shares of common stock beneficially owned by our former principal executive officer, Shawn McNamara.

Item 12.	Certain Relationships, Related Transactions and Director Independence

Certain Relationships and Related Transactions

The Company’s purchase of the assets of SendTec, Inc. from the globe.com, inc. was financed by the issuance of $34.95 million of Senior Secured Convertible Debentures originally due October 30, 2009, now due on March 31, 2008 of STAC. The Debentures are convertible into shares of Company common stock. Among the purchasers of the Debentures was LB I Group Inc., which as a result of the financing, became a 5% stockholder of the Company. LB I Group Inc. may be deemed an affiliate of Lehman Brothers Holdings Inc. and Lehman Brothers Inc. In conjunction with the initial issuance of the Debentures on October 31, 2005, effective upon the Consolidation, the Company, Lehman Brothers, Inc. and LB I Group Inc. (collectively with LB I Group Inc., “Lehman”) entered into a letter agreement (the “Letter Agreement”) pursuant to which the parties agreed to certain matters relating to the Company’s Board of Directors and its independent registered public accounting firm including: (i) the Company’s Board of Directors may not exceed six members, (ii) at the request of Lehman, the Company must use its best efforts to prevent the election of any member of the Board of Directors to which Lehman reasonably and timely objects, (iii) Lehman has the right to designate a member of the Board of Directors and the Company must use its best efforts to cause such person’s election to the Board of Directors, (iv) Lehman has the right to designate a representative to attend all meetings of the Board of Directors in a nonvoting observer capacity and, in this respect, the Company must give such representative copies of all notices, minutes, consents and all other materials that it provides to the directors and (v) the Company’s independent registered public accounting firm must be reasonably acceptable to Lehman.

In accordance with the Letter Agreement, Paul Soltoff was named a director on February 3, 2006. Lehman also consented to the appointment of Marcum & Kliegman LLP as the Company’s independent registered public accounting firm. On February 3, 2006, Lehman advised the Company that it did not currently intend to exercise its right to designate a member of the Board of Directors.

On October 31, 2005 in connection with the purchase by STAC of substantially all of the assets of SendTec, the Company and STAC entered into certain agreements with members of the then management team of SendTec including Paul Soltoff, Donald Gould and Eric Obeck, each of whom are now executive officers of the Company (“STAC Management”).

The members of STAC Management entered into employment agreements with STAC pursuant to the terms described above.

In addition, STAC Management made certain representations and warranties to the Company concerning operational matters associated with the business of SendTec. Such representations and warranties relate to in part, the financial statements of SendTec, title to the assets of SendTec and a listing of the leases and intellectual property of SendTec and survive for a period of one year and 45 days from the October 31, 2005 closing of the asset purchase from theglobe.com, Inc. and SendTec. The Company’s sole remedy against a breach of any of these operational representations (except a fraudulent misrepresentation) was under an escrow agreement between the Company, STAC and STAC Management. The escrow agreement held 251,757 shares of STAC common stock which STAC Management received pursuant to the Securities Purchase Agreement. Such shares would be released to us upon a breach of the operational representations and warranties.

On February 3, 2006, the members of STAC Management and the Company entered into an exchange agreement under which STAC Management exchanged all of their shares in STAC, including the shares held in escrow, for 9,506,380 shares of the Company’s common stock, in a transaction intended to be a tax-free reorganization. The Company agreed to “piggyback registration” of these shares.

On March 29, 2006, the former Chairman of the Board of Directors, Michael Brauser, received a $200,000 payment in connection with his services negotiating and completing the recent transactions of the Company. On October 31, 2005 he also received a $100,000 expense reimbursement in connection with his travel and accommodations during the closing of the SendTec transaction.

The Company had an arrangement with CFO OnCall, Inc. pursuant to which Adam C. Wasserman served as the principal financial officer of the Company until June 2006. Mr. Wasserman is the CEO of CFO OnCall, Inc. and devoted approximately 20% of his time to the Company. The Company paid CFO OnCall, Inc. a one time fee of $4,000 and paid CFO OnCall, Inc. $95 per hour for Mr. Wasserman’s services.

Anthony Abaté is a partner in Delta Factor Marketing Group. We paid $162,927 and $179,070 to Delta Factor Market Group in commissions and fees for referrals and other services rendered in 2005 and 2006, respectively.

Director Independence

We believe that Robert G. Beauregard, Vincent Addonisio, Anthony Abaté and Robert F. Hussey are “independent directors” as that term is defined by NASDAQ Marketplace Rule 4200(a)(15).

Anthony Abaté is a partner in Delta Factor Marketing Group. We paid $17,453, $162,927 and $179,070 to Delta Factor Market Group in commissions and fees for referrals and other services rendered in 2004, 2005 and 2006, respectively. We do not believe these transactions disqualify Mr. Abaté as an independent director under NASDAQ Marketplace Rule 4200(a)(15)(D) as these transactions involve less than $200,000. Robert Beauregard is an officer of the Beauregard Group. We paid the Beauregard Group $30,000 in commissions and reimbursed $4,810 in travel expenses pursuant to a referal agreement. We did not have any agreements or arrangements with the Beauregard group during 2005 or 2004. We do not believe these transactions disqualify Mr. Beauregard as an independent director under NASDAQ Marketplace Rule 4200(a)(15)(D) as these transactions involve less than $200,000. We were not a party to any transactions, relationships or arrangements with Vincent Addonisio or Robert F. Hussey that would be considered in the determination of director independence.

Paul Soltoff, our Chief Executive Officer and Chairman of the Board of Directors, is a member of the nominating committee of the Board of Directors. As one of our executive officers, Mr. Soltoff is not an “independent director” with respect to his membership on our Board of Directors or the nominating committee thereof.

Item 13.	Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger of RelationServe Media, Inc. (Nevada) with and into RelationServe Media, Inc. (Delaware) dated August 29, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005)

2.2	Agreement of Merger and Plan of Reorganization among Chubasco Resources Corp., Reland Acquisition, Inc. and RelationServe, Inc. dated June 10, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

3.1	Amended and Restated Certificate of Incorporation of RelationServe, Inc. dated August 29, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005)

3.2	Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005)

3.3	Amendment to Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2005)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company, dated November 15, 2006 (Incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2, filed with the Commission on December 22, 2006)

4.1	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $0.01 per share (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

4.2	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $3.50 per share (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2005)

4.3	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $2.00 per share (incorporated by reference to exhibit 4.3 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

4.4	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $0.25 (incorporated herein by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

4.5	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 15, 2005)

4.6	Form of Option Certificate (incorporated herein by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-QSB filed with the Commission on August 15, 2005)

10.01	Asset Purchase Agreement by and among RelationServe Access, Inc., Omni Point Marketing, LLC, Cobalt Holdings, LLC and McCall and Estes Advertising, Inc. dated May 12, 2005 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

10.02	Agreement and Plan of Merger between Friends Acquisition, Inc. and Friendsand LLC dated May 13, 2005 (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

10.03	Asset Purchase Agreement by and between RelationServe Media Inc., theglobe.com, Inc., and SendTec, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on August 18, 2005)

10.04	Amendment No. 1 to Asset Purchase Agreement by and between RelationServe Media Inc., theglobe.com, Inc., and SendTec, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 24, 2005)

10.05	Holdback Escrow Agreement by and among RelationServe Media, Inc., theglobe.com., SendTec, Inc. and Olshan Grundman Frome Rosenzweig & Wolosky LLP, dated August 9, 2005 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.06	Securities Purchase Agreement dated as of October 31, 2005, among SendTec Acquisition Corp., RelationServe Media, Inc., each purchaser identified on the signature pages hereto and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Purchasers (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.07	Form of Senior Secured Convertible Debenture dated as of October 31, 2005, among SendTec Acquisition Corp., RelationServe Media, Inc., purchaser, and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Purchasers (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.08	SendTec Acquisition Corp. Security Agreement (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.09	Guarantor Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.10	Copyright Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.11	Patent Security Agreement, dated February 3, 2006 among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.12	Trademark Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.13	General Continuing Guaranty among the Guarantors in favor of the Holders and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.14	Securities Exchange Agreement by and among the Company and STAC Management, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.15	Employment Agreement for Paul Soltoff, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.16	Employment Agreement for Eric Obeck, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.17	Employment Agreement for Donald Gould, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.18	Employment Agreement between RelationServe Media, Inc. and Ohad Jehassi, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005)

10.19	Employment Agreement between RelationServe Media, Inc. and Shawn McNamara, dated November 30, 2005 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2006)

10.20	Letter Agreement by and between the Company and LB I Group Inc., dated October 31, 2005 (incorporated herein by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.21	Covenant Agreement among SendTec Acquisition Corp., the Company and the Purchasers, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.22	Release and Employment Severance Agreement between RelationServe Media, Inc. and Mandee Heller Adler dated November 11, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 17, 2005)

10.23	Severance Agreement by and between the Company and Danielle Karp, effective February 3, 2006 (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.24	Non-Competition and Non-Solicitation Agreement by and between the Company and the Hirsch Affiliates, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.25	Mutual General Release by and between the Company and the Hirsch Affiliates, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.26	Stock Purchase Agreement by and between the Company and Sunrise Equity Partners, L.P., dated February 3, 2006 (incorporated herein by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.27	Registration Rights Agreement among the Company and the Purchasers, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.28	Waiver and Amended and Restated Registration Rights Agreement between RelationServe Media, Inc. and certain subscribers to RelationServe Media Inc.’s common stock and warrants Subscribers to the RelationServe Media Inc.’s common stock and warrants (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.29	Consulting Agreement between Elite Card Services, Inc. and the Company, dated November 30, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2005)

10.30	Form of Registration Rights Agreement between RelationServe Media, Inc. and Subscribers to the RelationServe Media Inc.’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.31	Form of Subscription Agreement between RelationServe Media, Inc. and Subscribers to the RelationServe Media Inc.’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.32	Form of Subscription Agreement of RelationServe Media, Inc. (Nevada) in connection with the private placement offering which closed on June 30, 2005 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2005)

10.33	RelationServe Media, Inc. 2006 Incentive Stock Plan (incorporated here by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.34	RelationServe Media Inc. 2005 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 12, 2005)

10.35	RelationServe Media, Inc. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005)

10.36	Note Purchase Agreement by and between RelationServe, Inc., JH Associates, Inc. and GRQ Consultants, Inc. dated April 1, 2005 (incorporated herein by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

10.37	Lease Agreement dated January 30, 2004 by and between Koger Equity, Inc. and SendTec, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.38	Lease Amendment Number 1 dated September 27, 2005 by and between CBT Properties, Inc. and SendTec, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.39	Agreement of Lease dated May 23, 2005 by and between 386 PAS Partners, L.L.C., and SendTec, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.40	Waiver Letter among the Company and the Purchasers (incorporated herein by reference to Exhibit 10.40 to our Registration Statement on Form SB-2 (File No. 333-132586)

10.41	Asset Purchase Agreement dated as of June 5, 2006 by and among RelationServe Media, Inc., R.S.A.C., Inc. and RelationServe Access, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2006)

10.42	Amendment to the 6% Senior Secured Convertible Debentures of SendTec Acquisition Corp., dated September 27, 2006, by and among SendTec, Inc. and the purchasers signatory thereto (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 27, 2006)

14.1	Code of Ethics of the Company (incorporated herein by reference to Exhibit 14 to the Company’s Current Report on Form 8-K filed with the Commission on July 18, 2005)

21.1*	Subsidiaries of the Company

23.1*	Consent of Marcum & Kliegman LLP

31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	filed herewith.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for each of the fiscal years ended December 31, 2006 and 2005, for professional services rendered by the principal accountant for the audit of our annual financial statements were $205,659 and $335,144, respectively.

Audit Related Fees

The aggregate fees billed for the fiscal year ended December 31, 2006 for professional services rendered by the principal accountant for registration statements were $101,307, and for Form 8K proformas and related services were $23,313. There were no audit related fees for the year ended December 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 29, 2007

SENDTEC, INC.

By:	/s/Paul Soltoff
Name:	Paul Soltoff
Title:	Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Donald Gould	Date: March 29, 2007
Name:	Donald Gould
Title:	Chief Financial Officer (Principal Accounting Officer)

By:	/s/ Eric Obeck	Date: March 29, 2007
Name:	Eric Obeck
Title:	President

By:	/s/ Vincent Addonisio	Date: March 29, 2007
Name:	Vincent Addonisio
Title:	Director

By:	/s/ Robert G. Beauregard	Date: March 29, 2007
Name:	Robert G. Beauregard
Title:	Director

By:	/s/ Anthony Abate	Date: March 29, 2007
Name:	Anthony Abaté
Title:	Director

By:	/s/ Robert F. Hussey	Date: March 29, 2007
Name:	Robert F. Hussey
Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of SendTec, Inc.

We have audited the accompanying consolidated balance sheet of SendTec, Inc. and Subsidiaries (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SendTec, Inc. and Subsidiaries, as of December 31, 2006, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.

As more fully described in Note 2 to the consolidated financial statements, the Company’s Senior Secured Convertible Debentures in the principal amount of $34,580,000, as of December 31, 2006, are due on March 31, 2008. The Company currently lacks sufficient capital resources to repay this obligation upon its maturity. Accordingly, the Company must either restructure this obligation or secure alternative financing to repay this obligation on March 31, 2008.

/s/ Marcum & Kliegman llp

New York, New York

March 16, 2007

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2006

ASSETS
Current assets
Cash	$6,118,788
Accounts receivable, less allowance for doubtful accounts of $190,000	9,444,311
Prepaid expenses	326,492

Total current assets	15,889,591

Property and equipment, net	1,351,519
Intangible assets, net	8,210,444
Goodwill	32,945,787
Other assets	15,329

Total assets	$58,412,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,496,944
Accrued expenses	2,157,408
Accrued compensation	257,639
Accrued penalty – registration rights	131,500
Common stock put right	267,951
Current portion of capital lease obligations	123,278
Deferred revenue	1,107,969

Total current liabilities	13,542,689

Debentures payable, net of debt discount of $13,885,822	20,694,178
Capital lease obligations, net of current portion	43,126
Deferred rent	132,001

Total liabilities	34,411,994

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 190,000,000 shares authorized; 47,495,997 shares issued and outstanding	47,496
Additional paid in capital	79,541,963
Accumulated deficit	(55,588,783)

Total stockholders’ equity	24,000,676

Total liabilities and stockholders’ equity	$58,412,670

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Revenues, net	$35,863,027	$—

Cost of revenues	21,947,116	—

Gross profit	13,915,911	—

Selling, general and administrative expenses
Salaries, wages and benefits	8,954,594	495,054
Professional fees	1,634,782	362,263
Other general and administrative	6,306,680	203,900

Total operating expenses	16,896,056	1,061,217

Loss from operations	(2,980,145)	(1,061,217)
Other income (expense)
Loss on deemed extinguishment of debt	(22,363,432)	—
Registration rights penalty	193,500	(75,000)
Waiver and covenant fee	(1,443,750)	—
Loss on equity-method investment	(153,389)	(1,034,102)
Gain on disposition of equipment	7,471	—
Interest income	109,627	3,144
Interest expense	(11,224,205)	(12,835)

Total other expense	(34,874,178)	(1,118,793)

Loss from continuing operations	(37,854,323)	(2,180,010)

Loss from discontinued operations	(4,006,874)	(608,279)
Loss on disposal of discontinued operations	(649,607)	—

	(4,656,481)	(608,279)

Net loss	$(42,510,804)	$(2,788,289)

Net loss per common share:
basic and diluted
- Continuing operations	$(0.82)	$(0.15)
- Discontinued operations	$(0.10)	$(0.04)

- Total	$(0.92)	$(0.19)

Weighted average number of common shares outstanding – basic and diluted	46,369,919	14,500,271

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2005	—	—	8,000,000	$8,000	$2,172,220	$—	$(656,351)	$1,523,869
Distribution to former members of Omni Point Marketing, LLC	—	—	—	—	(438,169)	—	—	(438,169)
Effects of reverse merger at June 13, 2005:
Capitalization of LLC’s accumulated deficit at the time of recapitalization	—	—	—	—	(656,351)	—	656,351	—
Equity of RelationServe, Inc. at time of recapitalization	—	—	5,326,000	5,326	2,040,100	(1,050,000)	—	995,426
Common stock issued in private placement commenced in April 2005	—	—	500,000	500	499,500	—	—	500,000
Cash paid to former member of Friendsand, LLC in exchange for membership interest	—	—	—	—	(150,000)	—	—	(150,000)
Note issued to former member of Friendsand, LLC in exchange for membership interest	—	—	—	—	(700,000)	—	—	(700,000)
Common stock issued to employees as an accommodation by stockholders	—	—	—	—	210,000	—	—	210,000
Equity of Chubasco Resources Corp. at time of recapitalization	—	—	3,216,500	3,216	(3,215)	—	—	1
Common stock issued under consulting agreements	—	—	840,000	840	870,660	(871,500)	—	—
Common stock issued under employment agreements	—	—	390,000	390	393,110	(393,500)	—	—
Stock issued in private placement commenced in June 2005	—	—	1,048,515	1,049	1,954,478	—	—	1,955,527
Common stock issued upon exercise of warrants	—	—	550,000	550	136,950	—	—	137,500
Series A preferred stock issued in October 2005	762,199	10,289,690	—	—	—	—	—	10,289,690
Common shares returned upon cancellation of employment agreements	—	—	(200,000)	(200)	(199,800)	200,000	—	—
Cancellation of consulting agreement	—	—	—	—	(850,000)	850,000	—
Grant of common stock options	—	—	—	—	1,082,152	(1,067,152)	—	15,000
Beneficial conversion feature – Series A preferred	—	—	—	—	10,289,690	—	(10,289,690)	—
Amortization of deferred compensation	—	—	—	—	—	480,179	—	480,179
Net loss	—	—	—	—	—	—	(2,788,289)	(2,788,289)

Balance – January 1, 2006	762,199	10,289,690	19,671,015	19,671	16,651,325	(1,851,973)	(13,077,979)	12,030,734
Reversal of deferred compensation	—	—	—	—	(1,851,973)	1,851,973	—	—
Conversion of preferred stock into common stock	(762,199)	(10,289,690)	7,621,991	7,622	10,282,068	—	—	—
Common stock issued in private placement	—	—	500,000	500	674,500	—	—	675,000
Common stock issued upon STAC consolidation	—	—	9,506,380	9,506	5,296,517	—	—	5,306,023
Common stock issued upon exercise of warrants	—	—	8,187,620	8,188	97,389	—	—	105,577
Beneficial conversion feature on Debentures assumed in consolidation with STAC	—	—	—	—	34,950,000	—	—	34,950,000

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(Continued)

Common stock issued to Debenture Holders for a covenant penalty	—	—	525,000	525	1,443,225	—	—	1,443,750
Common stock issued as employee compensation	—	—	3,136	3	8,934	—	—	8,937
Adjustment of previous financing costs	—	—	—	—	(1,442)	—	—	(1,442)
Share based payment to transaction advisor	—	—	—	—	750,000	—	—	750,000
Amortization of stock based compensation	—	—	—	—	2,194,401	—	—	2,194,401
Issuance of warrants to consultant	—	—	—	—	57,500	—	—	57,500
Common stock issued upon conversion of Debenture principal	—	—	740,000	740	369,260	—	—	370,000
Common stock issued as partial interest payment to Debenture Holders	—	—	740,855	741	267,210	—	—	267,951
Reclassification of shares subject to put right	—	—	—	—	(267,951)	—	—	(267,951)
Incremental value of beneficial conversion option in Debenture restructuring	—	—	—	—	8,621,000	—	—	8,621,000
Net loss	—	—	—	—	—	—	(42,510,804)	(42,510,804)

Balance – December 31, 2006	—	$—	47,495,997	$47,496	$79,541,963	$—	$(55,588,783)	$24,000,676

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss - continuing operations	$(37,854,323)	$(2,180,010)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss on deemed extinguishment of debt	22,363,432	—
Depreciation and amortization	1,467,055	—
Stock-based compensation	834,506	—
Non-cash interest	9,256,907	—
Waiver and covenant fee	1,443,750	—
Provision for bad debt	269,480	—
Loss on equity-method investment	153,389	1,034,102
Registration rights penalty	(193,500)	75,000
Gain on disposition of equipment	(7,471)	—
Changes in assets and liabilities:
Accounts receivable	(2,133,570)	—
Prepaid expenses	(139,113)	(19,500)
Accounts payable	(426,902)	—
Accrued expenses	1,100,914	192,737
Accrued compensation	(86,958)	—
Deferred rent	(19,205)	—
Deferred revenue	587,456	—

Total adjustments	34,470,170	1,282,339

Net cash used in continuing operating activities	(3,384,153)	(897,671)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Cash acquired in purchase accounting	9,347,155	—
Cash received in reconciliation of asset purchase	318,750	—
Purchase of property and equipment	(647,493)	—
Proceeds from disposition of equipment	22,051	—
Investment in prospective acquiree	(194,827)	(10,309,083)
Cash used in acquisition	(20,619)	(150,000)

Net cash provided by (used in) continuing investing activities	8,825,017	(10,459,083)

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Net proceeds from sales of common stock	675,000	2,455,527
Net proceeds from sales of preferred stock	—	10,289,690
Proceeds received upon exercise of warrants	105,577	137,500
Principal payments on capital lease obligations	(75,134)	—

Net cash provided by continuing financing activities	705,443	12,882,717

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(1,486,638)	1,054,293
Net cash provided by (used in) investing activities	1,302,647	(2,666,465)
Net cash provided by financing activities	—	88,302

Net cash used in discontinued operations	(183,991)	(1,523,870)

Net increase in cash	5,962,316	2,093
Cash – beginning of year	156,472	154,379

Cash – end of year	$6,118,788	$156,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$2,148,472	$810
Income taxes	$—	$—
Non-cash investing and financing activities
Issuance of common stock in connection with consolidation	$5,306,022	$—
Computer equipment capital lease	$241,500	$—
Note payable assumed in connection with acquisition	$—	$700,000
Common stock issued under deferred compensation arrangements	$—	$1,263,770
Distribution of software to stockholder	$—	$231,003
STAC Consolidation - See Note 4

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The consolidated financial statements include SendTec, Inc the (“Company”) and its subsidiaries. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

The consolidated financial statements contained herein include, commencing February 3, 2006, the results of SendTec Acquisition Corp. (“STAC”) which became a wholly-owned subsidiary of the Company on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec (formerly a subsidiary of theglobe.com, Inc.). As of October 31, 2005 and through February 1, 2006, the Company held approximately 23% of the total voting interests in STAC. Accordingly, from October 31, 2005 through February 1, 2006, the Company accounted for its investment in STAC in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. The Company recorded charges of $1,034,102 and $153,389 for its proportionate share of STAC’s losses for the periods of November 1, 2005 through December 31, 2005 and January 1, 2006 through February 3, 2006, respectively.

On June 15, 2006, the Company sold substantially all of the business and net assets of its wholly-owned subsidiary RelationServe Access, Inc. (“Access”). The loss on the sale of the net assets and the operating results of Access are presented in the accompanying statements of operations under the categories titled “loss on disposal of discontinued operations” and “loss from discontinued operations” respectively. The Company also ceased operations of the business of Freindsand.com, Inc. (“Friendsand”) as of June 30, 2006. The operating results of Friendsand and the loss on the write-down of the business assets are also included under the same categories. The financial statements for the year ended December 31, 2005 have been retroactively restated to reflect the discontinued operations.

Organization

SendTec, Inc., formerly RelationServe Media, Inc., (the “Company”) is a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 3, 2006 the Company’s SendTec marketing services business has become its dominant operation. In July 2006, the Company changed its name to SendTec Inc. The Company is a marketing company, primarily involved in direct response marketing.

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

Effective February 3, 2006, the Company completed its acquisition of the net assets and business of SendTec as described in Note 4. On July 11, 2006, the stockholders approved the Company to change its name to SendTec, Inc.

NOTE 2 – LIQUIDITY FINANCIAL CONDITION AND LEGAL MATTERS

Liquidity and Financial Condition

The Company incurred a loss of approximately $37,854,000 from continuing operations for the year ended December 31, 2006, which includes an aggregate of approximately $35,595,000 in non-cash charges which principally includes a debt restructuring charge in the amount of $22,363,000, stock issued as a penalty payment resulting from a covenant breach in the amount of $1,444,000, non-cash interest of $9,257,000, depreciation and amortization of $1,467,000, stock based compensation of $835,000, a provision for bad debts of $269,000, and an equity method loss of $153,000, net of a $193,000 reduction in the estimated fair value of a registration rights penalty. The Company is also required to repay its Senior Secured Convertible Debentures, as amended, on March 31, 2008.

The Company is in the process of formulating a plan to restructure this obligation and believes it has access to capital and other resources to do so, however, no specific plan or alternate source of financing has been developed at this time. The Company’s inability to restructure this debt, if not successful, would have a material adverse affect on its business and financial condition.

The Company realigned its operations to focus on the business of SendTec, which is currently its sole operation. The Company believes that its current capital resources combined with the revenues it expects to generate through the operations of SendTec will enable it to sustain operations through December 31, 2007. The Company may raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary.

The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of a Securities Purchase Agreement described in Note 8 (the “Securities Purchase Agreement”) and is also required to attain minimum cash balances of $3,000,000 as of December 31, 2006, $3,000,000 as of March 31, 2007, $3,250,000 as of June 30, 2007, $3,500,000 as of September 30, 2007, and $3,750,000 as of December 31, 2007.

The Company, at various times during the year ended December 31, 2006, was not in compliance with certain financial covenants it was required to maintain under the terms of its Securities Purchase Agreement with the debenture holders (the “Debenture Holders”). As of August 21, 2006, at least 75% of the Debenture Holders waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”), which became a definitive agreement upon the approval of at least 75% of the Debenture Holders on September 27, 2006.

On November 10, 2006, the Company’s stockholders approved an increase in the authorized capital of the Company to 190,000,000 shares to enable it to meet the requirements of all potential conversions under the revised terms of the Securities Purchase Agreement and other derivate instruments into Common Stock.

The amended financial covenants required us to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006, which requirements were satisfied. The Company is required to attain $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007.

If the due date of the debentures is accelerated as a result of our failure to meet the covenants, the Company will not have sufficient working capital or cash to repay the obligation. Since we rely on our working capital for our day-to-day operations, such a default would have a material adverse effect on our business, operating results, and financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put us, our investors and the value of our common stock, at significant risk. Further, our obligations under the debentures are secured by substantially all of our assets. Failure to fulfill our obligations under the debentures and related agreements could lead to loss of these assets, which would be detrimental to our operations.

We anticipate raising additional capital during 2007 to fund additional growth of the business and provide cash for operations if necessary; however, there are no specific financing transactions planned at this time. We also cannot provide any assurance that in the event we seek to raise additional capital that such capital will be available on acceptable terms, if at all.

Legal Proceedings

As of December 31, 2006, the Company or its predecessors have been named as defendants in two separate claims, other than those described below, made by the Company’s customers arising in the ordinary course of the Company’s business. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company, from time to time, is involved in various matters or disputes also arising in the ordinary course of the Company’s business. The Company does not believe that any potential damages that could arise from any of the matters described in this paragraph will have a material adverse effect on its financial condition or the results of its operations.

Omni Point Marketing LLC (“Omni Point”), a predecessor business of the Company, has been named as a defendant in an employment related claim which to date has not been asserted against the Company. Although the Company is not a defendant in this matter at this time, there can be no assurance that the plaintiffs will not attempt to assert this claim against the Company in the future or that such claim, if asserted, will not result in a material loss to the Company. The range of loss with respect to this matter, if any, cannot be quantified.

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company (the “Jehassi Complaint”). Mr. Jehassi alleged that the Company breached an Employment Agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Third Amended Complaint adding a claim for unpaid wages under a Florida statute. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of the Company’s common stock he alleges he is entitled to. The Company has filed an answer to the Third Amended Complaint denying that Mr. Jehassi is entitled to any relief and has asserted a counterclaim against Mr. Jehassi. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-1041 1-MEL. On March 6, 2006 Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with the Company’s acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, the then-Chairman of the Company’s Board of Directors, as an additional defendant, and alleging that Mr. Brauser interfered with Boston Meridian’s contract with the Company. Boston Meridian sought an aggregate of $917,302 in fees and expenses and 100,000 shares of the Company’s common stock as damages. The Company filed a motion to dismiss this action for lack of personal jurisdiction, improper venue, and failure to state a claim. This motion has been fully submitted to the District Court and the Company is awaiting a decision. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations. The Company also filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts, and is seeking damages in excess of $75,000,000. Both defendants in the New York action filed motions to dismiss this action. The Court granted Sage Capital’s motion to dismiss and withheld decision with respect to Boston Meridian’s motion to dismiss pending a decision on the motion in the Massachusetts’ action. During January 2007, the Company reached an agreement with Boston Meridian providing for settlement of the pending action upon payment of $200,000 in cash, plus the delivery of 1,200,000 shares of the Company’s common stock with a fair value of $456,000. The effectiveness of the settlement remains subject to approval by at least 75% of the holders of the Company’s 6% Senior Secured Convertible Debentures. A loss contingency in the amount of $656,000 has been reflected in the accompanying statement of operations for the year ended December 31, 2006.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point Marketing LLC for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss sought compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also had accounts receivable due from Weiss of approximately $350,000 associated with its discontinued operations which it fully reserved. The Company has reached an agreement settling this matter for $30,000 to be paid in three installments and has executed a mutual release with Weiss. The Company has recorded the amount as a loss contingency in the accompanying statement of operations for the year ended December 31, 2006 .

On February 3, 2006, InfoLink Communications, Services, Inc, (InfoLink) filed a complaint against the Company and Omni Point Marketing LLC in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point Marketing LLC and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. The Company does not believe that InfoLink has sufficiently pled any factual basis to support its claim. The Company filed a motion asking the Court to enter sanctions against InfoLink, including but not limited to dismissal of the case with prejudice, for InfoLink’s failure to comply with a court order to produce discovery materials. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On December 15, 2004, the Federal Bureau of Investigation served Omni Point Marketing LLC with a search warrant regarding the alleged use of unlicensed software and seized certain e-mail servers with a net book value of approximately $135,000. Management believes the investigation resulted from a former independent contractor of the Company using the alleged unlicensed software on the Company’s behalf and without knowledge. Management and legal counsel are currently unaware of any additional developments in the investigation. The United States Attorney’s Office had then indicated that it would contact the Company’s legal counsel as the investigation continues. The Company has not received any further communications with respect to this matter; however, there can be no assurance that this matter; if further investigated, will not have a material effect on the Company.

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August. The Company has served an answer to R&R’s complaint denying that R&R is entitled to any relief. This case is in its initial stages. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about April 28, 2006 LeadClick Media, Inc. commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. The Company filed an answer with counterclaims in July 2006. The case is now in the discovery phase. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson as the putative class representative against the Company and certain of the Company’s former officers and directors alleging securities laws violations in connection with the purchase of the Company’s stock during the period May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against the Company, as an individual, in State Court in Indiana which action was dismissed in July 2006. The Florida District Court permitted plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of the Company’s common stock in the open market, and naming additional former and present officers and directors of the Company and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act and Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs claim, among other things, violations of the various acts: (a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of RelationServe Media, Inc. stock that they were selling securities of RelationServe stock through unregistered agents and broker/dealers was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing RelationServe to substantial legal fees, criminal and civil liability which would have a material adverse impact to the RelationServe’s financial condition; (c) by failing to disclose that in July 2005 RelationServe’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) failing to disclose that a former director has previously been sued by stockholders of two other corporations; and (e) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as senior officer of the Company, Richard Hill, had directed that finance recognize income in the third quarter in violation of Sarbanes-Oxley Act of 2002. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations). In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Securities Exchange Act of 1934, as amended, as to the Company’s controlling persons, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The First Amended Complaint repeats and re-alleges various claims made by Ohad Jehassi, our former Chief Operating Officer in a matter pending before the Circuit Court of the 17th Judicial Circuit, Broward County, Florida (Case No. 06-004597), Ohad Jehassi v. RelationServe Media, Inc., a Florida corporation, and Relationserve Media, Inc., d/b/a Sendtec Acquisition Corp., a Florida corporation (the “Jehassi Complaint”). The initial complaint filed by Jehassi on or about April 5, 2006, alleged, among other things, that we breached our employment agreement with Jehassi and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an amended complaint adding a claim for an alleged violation of Florida’s “Whistleblower’s Act,” and on August 14, 2006, filed a third amended complaint adding a claim for unpaid wages under Florida statutes. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs, and expenses and shares of our stock he alleges he is entitled to. We have asserted that Mr. Jehassi was removed from his position with us for cause and is therefore not entitled to any of the relief he seeks and has asserted a counterclaim against Mr. Jehassi related to the shares of our common stock Jehassi claims he is entitled to. The substance of Mr. Jehassi’s whistleblower claims have been adapted in the First Amended Complaint filed by Thompson as the basis for asserting that we filed false and misleading financial statements and that we violated the Sarbanes-Oxley Act of 2002. The court dismissed the First Amended Complaint on March 6, 2007. By the terms of the court’s order, the plaintiffs were given leave to refile a new complaint on or before March 19, 2007, and on March 19, 2007, plaintiffs filed a second amended complaint. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $521,954 in damages as a result of an alleged breach of contract. The case is now in the discovery phase and there is an arbitration hearing scheduled to commence on June 25, 2007. The Company intends to present a vigorous defense with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about September 26, 2006,–the Company received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints submitted to the SEC, the New York Attorney General, and the Florida Attorney General,–make various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges the Company agreed to transfer pursuant to a written assignment agreement. Claimant asserts that in July 2005 a third party agreed to transfer rights to receive shares of Company stock to claimant and failed to do so, and that the Company is under an obligation to transfer such shares and satisfy the obligation under the assignment agreement.–The Company believes these claims to be substantially without merit and intends to vigorously defend itself with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On November 14, 2006 the Company’s counsel-received a letter from counsel to Deborah Kamioner with an enclosed copy of a letter dated September 5, 2006. In letters dated September 5, 2006 and July 31, 2006 received from Deborah Kamioner, an investor in the Company’s Series A Preferred Stock, which automatically converted into the Company’s common stock on February 3, 2006, seeking adjustment to the number of shares purchased by Ms. Kamioner under certain anti-dilution provisions to account for: subsequent issuance of 10,081,607 warrants exercisable at $0.01 per share; 525,000 shares of common stock issued to Debenture holders in connection with a consent; the exchange of shares of STAC common stock for shares of Company common stock by STAC management; and the exchange of STAC common stock with vested shares of restricted STAC common stock for approximately 9 million shares of Company common stock. The Company believes these claims to be substantially without merit and intends to vigorously defend itself with respect to this matter, however an outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of a $750,000 investment in the Company’s common stock with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to the Company’s debentures and has threatened legal action, although to date no action has been commenced. The Company has engaged in settlement discussions with counsel for Sunrise after the matter was referred to mediation. During February 2007, the Company reached an agreement in principal for settlement of this matter upon the issuance of 650,000 shares of its common stock with a fair value of $247,000. The effectiveness of the settlement is subject to approval by holders of the Company’s debentures. A loss contingency in the amount of $247,000 for the fair value of the common stock as of December 31, 2006 has been reflected in the accompanying statement of operations for the year ended December 31, 2006.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of SendTec, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company, in accordance with Emerging Issues Task Force (EITF”) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable. The following policies reflect specific criteria for the various revenue streams of the Company:

Internet advertising:    Revenue from the distribution of internet advertising, which principally includes the placement of banner ads and e-mail transmission services, is recognized when internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. The Company reports these revenues gross because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with media providers.

Online search:    Revenue derived from search engine marketing services, such as search engine keyword buying, is recognized on a net basis in the period when the associated keyword search media is clicked on by a consumer. SendTec typically earns a media commission equal to a percentage of the keyword search media purchased for its clients. In many cases, the amount SendTec bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the search engine keyword media. Amounts received in advance of search engine keyword media purchases are deferred and included in deferred revenue in the accompanying balance sheet. The Company reports these revenues on a net basis since amounts earned are based on a fixed percentage of the selling price.

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

Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying balance sheet. The Company reports these revenues on a net basis since amounts earned are based on a fixed percentage of the selling price.

Advertising programs:    Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take 8 to 12 weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are also deferred and included in prepaid expenses. The Company reports these revenues gross because it is responsible for the fulfillment of the service.

Revenues by revenue stream are as follows:

Internet advertising	$27,396,945
Online search	1,744,078
Direct response media	2,213,229
Advertising programs	4,069,091
Other	439,684

$35,863,027

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2006, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $190,000.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations in the year of disposition. Depreciation and amortization are computed by the straight-line method over the following estimated useful lives:

Years
Leasehold improvements	Shorter of 4 years or the Estimated Useful Life
Computer equipment	3 – 5
Furniture, fixtures and office equipment	5 – 7
Software	3

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

The Company’s amortizable intangible assets include customer relationships and covenants not to compete. These costs are being amortized using the straight-line method over the following estimated useful lives:

Years
Customer relationships	8.5
Non-compete agreements	3 – 5

In accordance with SFAS 144 “Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2006 and 2005 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, debenture modification accounting, and loss contingencies.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amounts of the Company’s convertible debentures approximate fair value as such instruments have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the investors of these instruments.

Convertible Debentures

The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 and when conversion options are considered equity.

The Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

Registration Rights Agreements

The Company accounts for registration rights agreements in accordance with View C of EITF 05-4 “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments. At December 31, 2006 and 2005, the Company recorded a registration rights penalty liability of $131,500 and $75,000, respectively, which has been included on the accompanying consolidated balance sheet.

Net Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at December 31, 2006 include the following:

Options	6,030,000
Warrants	8,697,487
Convertible Debentures	69,160,000

Total common stock equivalents	83,887,487

The Company included 3,230,730 common stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the year ended December 31, 2006, since warrants are exercisable for nominal consideration.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. SFAS No. 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the years ended December 31, 2006 and 2005. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for employee stock based compensation arrangements in accordance with APB (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company also applied the pro forma disclosure requirements of SFAS No. 123, “Accounting For Stock-Based Compensation.”

Effective January 1, 2006, the Company adopted SFAS No. 123R “Share Based Payments”. This statement is a revision of SFAS No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that is measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest.

The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 15. Accordingly, the Company recognized $1,104,805 for the fair value of stock options expected to vest during the year ended December 31, 2006, of which, $768,069 of stock based compensation is reflected in continuing operations and $336,739 is reflected in discontinued operations. These amounts include the fair value of the vested portion of share based payments made to former employees of Access in the amount $336,736 during the year ended December 31, 2006, which are reported in discontinued operations. The Company did not recognize any stock based compensation for awards granted to employees during the year ended December 31, 2005 since the exercise prices of awards granted prior to January 1, 2006 were equal to or exceeded the fair value of the common stock at the respective dates of grant.

For the year ended December 31, 2005, the Company applied APB Opinion No. 25. As required under SFAS No. 148, “Accounting for Stock-based Compensation – Transition and Disclosure,” the following table presents pro-forma net loss and basic and diluted loss per share as if the fair value-based method had been applied to all awards during that period.

Net loss, as reported	$(2,788,289)
Stock-based employee compensation cost, under the fair value method accounting, net of income taxes	(239,586)

Net loss, pro-forma	$(3,027,875)

Net loss per share – basic and diluted, as reported	$(0.19)
Per share stock-based employee compensation cost, under the fair value method accounting	(0.01)

Net loss per share, basic and diluted, pro-forma	$(0.20)

The fair value of all options granted prior to January 1, 2006 was estimated at the date of grant using the Black-Scholes option pricing model. In calculating the fair values of the stock options, the following weighted average assumptions were used:

Dividend yield	—
Expected life	5 years
Risk free interest rate	3.53%
Expected volatility	84.2%

Advertising

The Company expenses the cost of advertising, which includes print advertising and online advertising, in accordance with the AICPA Accounting Standards Executive Committee’s Statement of Position (“SOP”) 93-7, “Reporting on Advertising Costs” (“SOP 93-7”). Advertising costs are expensed the first time the advertisement runs. Online marketing fees and print media placement costs are expensed in the month the advertising appears.

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $390,053 for fiscal 2006 and are included in other operating expenses in the Consolidated Statements of Operations. Advertising costs in 2005 are associated with a discontinued operation.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2006, the Company had approximately $6,119,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2006.

Recent Accounting Pronouncements

In September 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) Issue No. 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues,” which addresses whether a modification to a conversion option that changes its fair value affects the recognition of interest expense for the associated debt instrument after the modification and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The Company adopted EITF Issue No. 05-7 on January 1, 2006, and the adoption of this pronouncement did not have a material effect on the Company’s financial statements (See Note 8).

In September 2005, the FASB also ratified the EITF’s Issue No. 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature,” which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in stockholder’s equity for book purposes, but as a liability for income tax purposes), and, if so, whether that basis difference is a temporary difference under SFAS No. 109, “Accounting for Income Taxes.” This Issue should be applied by retrospective application pursuant to SFAS 154 to all instruments with a beneficial conversion feature accounted for under EITF 00-27 included in financial statements and was adopted by the Company on January 1, 2006. The adoption of this pronouncement did not have a material effect on the Company’s financial statements since the Company’s deferred tax asset is fully reserved.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of SFAS No. 133 and 140” (“SFAS 155”). SFAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the requirements of SFAS 155, but does not expect that the adoption of this pronouncement will have a material effect on its financial statements.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140” (“SFAS 156”). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company has not yet completed its evaluation of the impact of adopting SFAS 156 on its results of operations or financial position, but does not expect that the adoption of SFAS 156 will have a material impact.

In July 2006, the FASB issued FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the first fiscal year beginning after November 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not impact the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

In December 2006, the FASB issued FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” FSP EITF 00-19-2 amends previous standards relating to registration rights agreements and became effective on December 21, 2006 with respect to arrangement entered into or modified beginning on such date and for the first fiscal year beginning after December 15, 2006 with respect to those arrangements entered into prior to December 21, 2006. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – ACQUISITION OF SENDTEC

On August 9, 2005, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), as amended on August 23, 2005, with theglobe.com, Inc. and its wholly-owned subsidiary, SendTec. The Asset Purchase Agreement provided for the Company to purchase, through SendTec Acquisition Corp. (“STAC”), the business and assets of SendTec (the “Asset Purchase”). The Company formed STAC solely to purchase the business and assets of SendTec. The Company made an initial investment in STAC of $10,000,000 in exchange for all of the common stock and voting interests of STAC (the “STAC Common Stock”). The Company financed its investment in STAC by issuing 762,199 shares of convertible preferred stock to unrelated third party investors for $10,289,690 in cash that were converted into 7,621,991 shares of its common stock at the date of consolidation as described below.

The Asset Purchase Agreement, as originally contemplated by the parties, provided for the closing of this transaction to occur through STAC, as a wholly-owned or majority-owned subsidiary of the Company, on or prior to October 31, 2005.

As a result of the financing arrangements provided under the Securities Purchase Agreement and related agreements, the Asset Purchase was restructured to include certain additional conditions for the Company to satisfy prior to completing its acquisition of SendTec. In connection therewith, the Company, on October 31, 2005 assigned its rights under the Asset Purchase Agreement to STAC with the consent of the sellers in the transaction and entered into certain other agreements providing for the financing of the transaction. As a result of such financing arrangements, STAC temporarily became a 23% owned Investee of the Company upon closing the Asset Purchase and upon STAC’s concurrent issuance (to certain of the Debenture Holders), in a private placement, of STAC Series A Redeemable Preferred Stock representing 64% of the aggregate voting interests in STAC. STAC completed the Asset Purchase on October 31, 2005. The remaining 9% interest in STAC was issued to members of the SendTec management in exchange for cash of approximately $500,000 and services valued at approximately $4.8 million (which was charged to STAC operations). The purchase consideration (paid by STAC to the sellers) and a breakdown of the excess of the purchase price over the net assets acquired as of such date is as follows:

Consideration Paid	$39,850,000
Transaction expenses	580,000

Total purchase cost	$40,430,000

Assets acquired (fair value)
Cash	2,364,486
Accounts receivable	8,085,292
Prepaid expenses	130,322
Property and equipment	843,221
Other assets	28,604

Tangible assets acquired	11,451,925

Liabilities assumed (fair value)
Accounts payable	8,035,497
Accrued expenses	425,728
Deferred revenue	245,791

Liabilities assumed	8,707,016

Net assets acquired	2,744,909

Purchase price in excess of net assets acquired	$37,685,091
Allocated to
Customer relationships	8,729,000
Covenant not to compete	590,000

Goodwill	$28,366,091

STAC financed its purchase of SendTec by issuing (a) 10,000,000 shares of its par value $0.001 Common Stock (“STAC Common Stock”) to the Company for $10,000,000 in cash and (b) pursuant to a Securities Purchase Agreement, which is more fully described in Note 8, $34,950,000 of its 6% Senior Secured Convertible Debentures due October 30, 2009 (the “STAC Debentures”) to institutional investors. In addition, certain Debenture Holders simultaneously purchased 279,669 shares of STAC’s Series A Redeemable Preferred Stock (the “STAC Preferred Stock”) at a price of $1.00 per share for net proceeds of approximately $280,000 and STAC management purchased 531,700 shares of STAC Common Stock for $531,700. STAC also issued, for no consideration, an additional 4,774,323 shares of STAC Common Stock to STAC (formerly SendTec) management concurrent with its purchase of Send Tec on October 31, 2005. Each share of STAC Preferred Stock possessed 100 votes per share, representing approximately 64% of the total voting interests of STAC. The Company retained, through the date of consolidation, approximately 23% of the total voting interests in STAC. The remaining 9% voting interests in STAC were owned by STAC management.

The Asset Purchase Agreement, Securities Purchase Agreement, STAC Preferred Stock Agreement and RelationServe Preferred Stock Agreement and certain other contemporaneous agreements entered into with the management of STAC provided for the mandatory consolidation of STAC, as defined in the Securities Purchase Agreement (the “Consolidation”) with the Company upon the attainment of certain contractual milestones (the “Consolidation Milestones”).

Such Consolidation Milestones, as defined in the Securities Purchase and related agreements, principally included the delivery, by the Company to the Investors and their agent in the transaction, of its (a) audited financial statements for the nine months ended September 30, 2005 (the “Audited Financial Statements”), (b) satisfactory evidence that it had achieved certain minimum levels of revenue, earnings and cash flow as specified in the aforementioned agreements (the “Financial Covenants”), (c) a letter from its legal counsel providing negative assurance that reports the Company has filed with SEC since June 10, 2005 through the date of the letter contain no material misstatements or omissions of fact and (d) satisfactory evidence that certain stockholders relinquished their equity or other interest in the Company (as of the time of the Consolidation) and gave the Company a general release of all claims and entered into non-competition and non-solicitation agreements reasonably satisfactory to the Debenture Holders.

The Company, STAC and the Debenture Holders also entered into an Investor Rights Agreement (the “Investor Rights Agreement”) providing, among other things, for the formation of a five member board, including one member to jointly represent the Company and a debenture investor, and the mandatory effectuation of a liquidity event, as defined, in the event that the Consolidation Milestones and related Consolidation had not been completed.

Upon the satisfaction of the Consolidation Milestones on February 3, 2006, STAC became a wholly-owned subsidiary of the Company in connection with a series of transactions that took place on the Consolidation Date. These transactions included (i) the automatic conversion of all the Company’s Preferred Stock into 7,621,991 shares of the Company’s Common Stock (ii) the STAC Debentures becoming automatically convertible into the Company’s Common Stock and (iii) the mandatory exchange of all STAC Common Stock held by STAC management for 9,506,380 shares of the Company’s Common Stock.

As described in Note 1, the Company accounted for its investment in STAC, through the date of the consolidation under the equity method prescribed in APB 18. Accordingly, the Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period of November 1, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the period of January 1, 2006 through February 3, 2006.

The Company delivered satisfactory evidence of its completion of the Consolidation Milestones on or about February 1, 2006 and completed its consolidation with STAC on February 3, 2006. The Company acquired SendTec for the purpose of providing it with a platform that would enable the Company to provide its customers with a full range of on-line and off-line marketing and advertising solutions.

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

A reconciliation of the amount of goodwill recorded by STAC upon its acquisition of SendTec on October 31, 2005 to the amount recorded by the Company upon its consolidation with STAC on February 3, 2006, is as follows:

Excess of purchase price over net assets acquired by STAC at October 31, 2005 allocated to goodwill	$28,366,091
Net Losses of STAC for the period of November 1, 2005 through January 31, 2006, net of equity loss recognized by the Company of $1,187,491	3,975,513
Consolidation Date adjustments to the fair values of :
Senior Secured Convertible Debentures	(486,224)
Non-compete agreements	(117,666)
Company Transaction Expenses	1,273,086
Assumption of registration rights obligation at fair value	250,000
Dividend paid to STAC Preferred Stockholders	3,737

Excess of purchase price over net assets acquired at February 3, 2006 allocated to goodwill	33,264,537
Less cash received in March 2006 under a purchase price adjustment	(318,750)

Excess of purchase price over net assets acquired as of December 31, 2006 allocated to goodwill	$32,945,787

The Company acquired the assets of SendTec, and accordingly, goodwill and intangibles are amortizable for tax purposes.

The Company, following its Consolidation with STAC also performed a preliminary analysis of the excess of the purchase price plus transactions over the net assets acquired, which were subsequently consolidated with the Company on February 1, 2006. The Company, based on its preliminary analysis, allocated $1,866,000 of the excess to non-compete agreements and the remaining amount of $ 38,643,674 (as adjusted by the amounts for additional changes made at the consolidation date) to goodwill. The Company subsequently engaged an outside specialist to perform a formal valuation study of its purchaser price allocation, As a result of the study, the Company reallocated (i) $8,729,000 of the excess to customer relationships, (ii) reduced the amount allocated non-compete agreements to $590,000 and reduced capitalized software to $388,000.

The following unaudited pro-forma information reflects the results of continuing operations of the Company, as if the acquisition had been consummated as of January 1, 2006 and 2005, respectively:

	For the years ended December 31,
	2006	2005
Revenues	$38,739,000	$37,770,000
Net Loss – continuing operations	(38,111,000)	(13,400,000)
Net Loss per share – basic and diluted	(0.84)	(0.32)

The 2006 amounts include a debt restructuring charge of $22,363,432.

The pro forma results, which are based on significantly limited information, is presented for illustration purposes only and is not indicative of the results that the Company would have achieved or could potentially achieve in future periods had it completed this transaction as of the dates indicated.

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2006, property and equipment consist of the following:

Equipment	$808,638
Furniture and fixtures	255,838
Leasehold improvements	28,894
Software	615,178

Property and equipment	1,708,548
Less accumulated depreciation	(357,029)

Property and equipment, net	$1,351,519

Depreciation expense was approximately $359,000 for the year ended December 31, 2006. In addition, the Company disposed of an asset with an accumulated depreciation of approximately $1,500 during the year ended December 31, 2006. There was no depreciation expense for the year ended December 31, 2005.

Fixed assets include $241,500 of equipment purchases that were financed under capital lease obligations as of December 31, 2006, all of which were purchased during 2006. The accumulated depreciation on these assets amounted to $54,700 as of December 31, 2006.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At December 31, 2006, goodwill and other intangible assets consist of the following:

Goodwill	$32,945,787

Amortizable Intangible Assets:
Customer relationships	$8,729,000
Non-compete agreements	590,000
Less accumulated amortization	(1,108,556)

Intangible assets, net	$8,210,444

The Company, as of December 31, 2006 evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company performed its evaluation with the assistance of a study performed by an outside specialist in which the Company determined that the fair value of the reporting unit exceeds its net carrying amount as of December 31, 2006 and that no impairment charge is necessary for the year ended December 31, 2006. In performing this evaluation, the Company considered a variety of factors including its market capitalization adjusted for a control premium and a discounted cash flow forecast to determine the enterprise value of the business using the income approach. Making estimates about the carrying values of intangible assets requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the carrying value of these intangibles could differ materially from the Company’s estimates.

The Company also evaluated the carrying amounts of its other intangible assets in accordance with SFAS 144. Under SFAS 144, a long lived asset is deemed to have been impaired when the carrying amount of the asset exceeds its undiscounted future cash flows and the fair value of the asset is less than the carrying amount. The Company, in performing its evaluation of the carrying amounts of these assets included all future cash inflows less those cash outflows specifically related to the use of the asset over the remaining useful lives of the assets. The Company, based on this evaluation determined that the net future cash flows over the remaining useful lives of these assets exceed their carrying amounts at December 31, 2006. Accordingly, no impairment charge is considered necessary for the year ended December 31, 2006.

Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $1,109,000 for the year ended December 31, 2006. Amortization expense subsequent to the year ended December, 2006 is as follows:

Years ending December 31:
2007	$1,209,334
2008	1,186,303
2009	1,071,152
2010	1,063,783
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$8,210,444

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2006, accrued expenses are comprised of the following:

Legal contingencies loss reserve	$933,000
Branded media costs	666,912
Interest	354,631
Other	202,865

Total accrued expenses	$2,157,408

NOTE 8 – DEBENTURES

As described in Note 4, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures in the original principal amount of $34,950,000 with an original maturity date of October 30, 2009. The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. Accordingly, the Company is obligated under the terms of the Securities Purchase Agreement, as amended, to repay $34,580,000 of the remaining principal balance due on the STAC Debentures on March 31, 2008. Under the terms modified terms of the Securities Purchase Agreement, these debentures bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $.50 per share at the option of the Debenture Holders.

A summary of the remaining carrying amount of the Debentures at December 31, 2006, after giving effect to $370,000 of principal converted to 740,000 shares of common stock, is as follows:

Remaining Principal (due March 31, 2008 with interest at 6% per annum)	$34,580,000
Less unamortized discount	(13,885,822)

Net Carrying Value	$20,694,178

The difference between the carrying value of the modified debt instrument and the mandatory redemption amount is being accreted as interest expense over the term of the amended Securities Purchase Agreement through March 31, 2008.

As described in Note 2, the Company was not in compliance with certain financial covenants it was required to maintain under the terms of its Securities Purchase Agreement with the Debenture Holders. As of August 21, 2006, at least 75% of the Debenture Holders waived the Company’s breach of these covenants pursuant to a term sheet dated August 21, 2006 (“Term Sheet”). Under the provisions of this Term Sheet, the Debenture Holders agreed to permanently forbear their right to (a) declare the Company in default of the debentures and (b) demand acceleration of the loan; however, such waiver relates solely to the Company’s noncompliance with the covenants as of June 30, 2006 and September 30, 2006. Other provisions of the Term Sheet provide for (i) the Debentures, which were previously convertible at $1.50 per share into shares of Company Common Stock, to become convertible into shares of

Company Common Stock at a conversion price of $0.50 per share, (ii) the Company to have the option to make payments in shares of Common Stock for interest and other amounts due if the average daily trading volume is greater than or equal to 250,000 shares, provided, however, the Company will be entitled to pay half of each interest payment due November 1, 2006 and February 1, 2007 in Common Stock irrespective of trading volume, (iii) the Company to have the right to redeem all or portion of the outstanding debentures at par plus (1) the aggregate value of the interest payable on the debentures thru maturity; (2) 500,000 common stock purchase warrants ($0.50 exercise price per warrant) for each $1.0 million of debentures redeemed, (iv) previous financial covenants to be amended to quarterly covenants requiring the Company to maintain minimum levels of net revenue and cash, (v) the Debentures to mature on March 31, 2008 and (vi) certain other conversion and redemption provisions. The Company is also restricted from paying dividends. The Company is also required to maintain compliance with any other material credit obligations it may enter into, and maintain the effectiveness of registration statements relating to the Debentures and the eligibility of its stock for quotation. The Company entered a definitive agreement pursuant to and in accordance with the provisions of the Term Sheet with at least 75% of the Debenture Holders on September 27, 2006, which resulted in a substantial modifications of the Senior Secured Convertible Debentures effective November 10, 2006, as more fully described below.

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

STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures in the original principal amount of $34,950,000 with an original maturity date of October 30, 2009. The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. As a result of the Consolidation with STAC, the Debentures, initially convertible at $1.00 per share into STAC Common Stock, became convertible into Company Common Stock at a conversion price of $1.50 per share. The Debenture Holders continue to maintain a first priority security interest in all of the Company’s assets and in the assets of its subsidiaries. For as long as the Debentures remain outstanding, the Company is restricted from incurring additional indebtedness other than certain permitted indebtedness consisting of (i) a working capital credit facility of up to $3,000,000 which may have a second priority interest in the Company’s accounts receivable and inventory, (ii) trade payables and indebtedness consisting of capitalized lease obligations and purchase money indebtedness incurred in connection with the acquisition of capital assets and obligations under sale-leaseback arrangements with respect to newly acquired or leased assets and (iii) such obligations which are not secured by liens on any of our assets or STAC assets existing as of the date that the Debentures were originally issued. These restrictions could have a material adverse effect on the Company’s liquidity and financial condition in the event it becomes necessary to raise capital through the issuance of debt in order to sustain operations.

The Securities Purchase Agreement relating to the purchase of the STAC Debenture also required STAC, and the Company beginning on the date of Consolidation, to comply with certain financial covenants and provide for the Debenture holders to participate in subsequent financing transactions. The Company and STAC were not in compliance with the financial covenants stipulated in the Securities Purchase Agreement prior to and as of the date of Consolidation. Accordingly, the Company and the Debenture holders entered into a letter agreement at the time of Consolidation in which the debenture holders agreed to (a) forbear to call a covenant default of STAC’s breach of the financial covenants, (b) amend the STAC Debentures to substantially eliminate the requirement for the Company to comply with the financial covenants at any time up to the date of Consolidation and during the year ended December 31, 2006 and (c) consent to the Company’s sale of common stock to Sunrise Equity Partners (Note 14), in exchange for 525,000 shares of Common Stock with an aggregate fair value of 1,443,750.

The Company also issued 10,081,607 Common Stock purchase warrants (the “Warrants”) (Note 14) to the Debenture Holders, exercisable at $0.01 per share on the Consolidation Date, as part of the original Securities Purchase Agreement. In accordance with APB 14 and EITF 00-27, all $34,950,000 of the proceeds received upon the issuance of the Convertible Debentures were allocated to Warrants and the embedded conversion feature at the Consolidation date since the Warrant’s had a nominal exercise price and the effective conversion rate of the debt, resulted in an aggregate discount that exceeded the face value of the debt.

Accretion of the discount on the Debentures amounted to $8,856,973 during the year ended December 31, 2006, and is included as a component of interest expense in the accompanying statements of operations. Contractual interest expense on the debentures amounted to $1,944,859 during the year ended December 31, 2006, and is included as a component of interest expense in the accompanying statements of operations.

Amortization of deferred financing fees amounted to approximately $443,000 for the year ended December 31, 2006 has been included in interest expense. Deferred financing fees with a net book value of $1,535,000 were charged to expense as a result of the restructure of the Debentures in November, 2006 and has been included in the loss on deemed extinguishment of debt in the statement of operations.

If the Company breaches its covenants or otherwise defaults on its obligations under the Debentures and the due date is accelerated, the amount required to pay such obligation would most likely require the Company to use capital resources that finance the operations of the business. Since the Company relies on its working capital for its day-to-day operations, such a default would have a material adverse effect on the Company’s business, operating results, and financial condition. In such event, the Company may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of its Common Stock, at significant risk. Further, the Company’s obligations under the Debentures are secured by substantially all of its assets. Failure to fulfill the Company’s obligations under the Debentures and related agreements could lead to loss of these assets, which would be detrimental to its operations.

Debt Extinguishment Accounting

On November 10, 2006, the Company’s stockholders approved an increase in the authorized capital of the Company to 190,000,000 shares to meet the requirements of all potential conversions of the Senior Secured Convertible Debentures and other derivate instruments into common stock, at which time the amendments to the Securities Purchase Agreement as stipulated in the term sheet, became effective. The Company accounted for the amendments to the Securities Purchases Agreement in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. EITF 96-19 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

The Company evaluated its issuance of the amended Debenture agreement to determine whether the modification in the conversion feature and change in the maturity date resulted in the issuance of a substantially different debt instrument. The Company determined after giving effect to the changes in these features, including the substantial decrease in the conversion price of the instrument, that the Company had issued a substantially different debt instrument, which resulted in a constructive extinguishment of the original debt instrument. Accordingly, the Company recorded a loss on the extinguishment of debt in the amount of $22,363,432, which included a charge of $1,535,228 to expense the unamortized portion of deferred financing costs, $8,621,000 for incremental fair value of the change in the conversion option, $19,456,093, to record the estimated fair value of the new debt instrument, less $7,248,889 to derecognize the carrying value of the original debt instrument The debt extinguishment charge is included in the accompanying statement of operations for the year ended December 31, 2006.

The Company, in determining the extent of the modification, related extinguishment charge and fair value of the new debt instrument compared the discounted cash flows of the old debt instrument, immediately prior to the modification, to the cash flows of the new debt instrument using a discount of 52.43%. Under this methodology, the cash flows of the new debt instrument, which included the effect of having reduced the conversion price from $1.50 per share to $.50 per share, substantially exceeded the discounted present value of the remaining cash flows of the old debt instrument. As result, the Company computed the fair value of new debt instrument by discounting all future flows under such instrument at the rate of 52.43%. The Company believes that the discount rate of 52.43% results in a fair and reasonable estimation of the fair value of the Debentures in the circumstances. The extinguishment charge resulting from the modification includes the effects of derecognizing the carrying value of the old debt instrument prior to its modification (including the unamortized discount with respect to the old debt), establishing the fair value of the new debt instrument at its modification date, recording a charge for the incremental fair value of the conversion option and reducing to zero, the unamortized portion of deferred financing costs.

The Company also evaluated whether the conversion option under the newly established debt instrument should be bifurcated from its host and recorded as a free standing derivative in accordance with the provision of SFAS 133, EITF 05-2 and EITF 00-19. The Company determined that conversion option embedded in the new instrument can only be realized by the holder by exercising such conversion option and receiving the entire amount of he proceeds in a fixed number of shares of cash, at the option of the Company. The contractual conversion price of $0.50 exceeded the fair value of the Company’s common stock, which was $0.44 at the date of the modification. Accordingly, the conversion feature was not deemed to be beneficial.

The difference between the carrying value of the modified debt instrument and the mandatory redemption amount is being accreted as interest expense over the term of the amended Securities Purchase Agreement through March 31, 2008. During the year ended December 31, 2006, the Company accretion of this discount amounted to $1,608,085 which is included in interest expense in the accompanying statement of operations.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

During April 2006, the Company entered into various capital leases with an aggregate present value of $241,500. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 14% to 17%. Lease payments, including amounts representing interest, amounted to $94,510 for the year ended December 31, 2006. The leases require monthly payments of approximately $11,600 including interest at discount rates ranging from 14% to 17% and are due at various times through April 2008.

Minimum lease payments due in the years subsequent to December 31, 2006 are as follows:

Years ending December 31:
2007	$138,942
2008	44,431

Total minimum lease payments	183,373
Less amounts representing interest	(16,969)

Present value of minimum lease payments	166,404
Less current portion	(123,278)

Long-term portion	$43,126

NOTE 10 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers. During the year ended December 31, 2006, three customers to which sales represented 11%, 21%, and 13% of the Company’s net revenue. One customer represented approximately 14.2% of total accounts receivable at December 31, 2006.

NOTE 11 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of SendTec. Revenues from this customer were $288,607 during the year ended December 31, 2006. Accounts receivable from this customer was $21,542 as of December 31, 2006. There were no revenues from this customer during the year ended December 31, 2005.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the year ended December 31, 2006 the Company incurred $146,739 in fees and commissions. At December 31, 2006 $26,370 of such fees and commissions were included in accrued expenses in the accompanying balance sheet. There were no fees and commissions during the year ended December 31, 2005.

The Company pays fees and commissions to a company whose principle shareholder is a member of the Company’s Board of Directors. For the year ended December 31, 2006 the Company incurred $33,000 in fees and commissions. At December 31, 2006 $3,000 of such fees and commissions were included in accounts payable in the accompanying balance sheet. There were no fees and commissions during the year ended December 31, 2005.

NOTE 12 – INCOME TAXES

The Company has the following net deferred tax assets at December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
Net operating loss carryforward	$6,929	$1,046
Stock based compensation	834	—
Deferred finance fees	556	—
Accrued expense	381	—
Other	78	27
Valuation allowance	(8,014)	(1,073)

Total deferred tax assets	764	—
Deferred tax liabilities:
Goodwill amortization	729	—
Other	35	—

Total deferred tax liabilities	764	—

Net deferred tax assets	$—	$—

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets at December 31, 2006 since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods. The valuation allowance amounted to approximately $8.0 million as of December 31, 2006, of which $1,249 relates to a reserve established for net operating losses generated by entities in which the business operations are discontinued.

As of December 31, 2006, the Company had net operating loss carry forwards of approximately $18.8 million for tax purposes that will expire between the years 2025 and 2026. The utilization of any net operating losses that the Company has generated to date may be subject to substantial limitations due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

The Company’s recorded income tax benefit with respect to its continuing operations, net of the increase in the valuation allowance for the year ended December 31, 2006 is as follows:

2006
(in thousands)
Income tax benefit	$(6,941)
Change in valuation allowance	6,941

Net income tax benefit	$—

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations for the years ended December 31:

2006
(in thousands)
Tax provision at U.S. federal income tax rate	(34)%
State income tax provision net of federal	(4)%
Debentures	23%
Valuation allowance increase	15%

Provision for income taxes	—

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal matters

The Company is involved in various matters that are described in Note 2.

Employment agreements

As part of the SendTec acquisition transaction, certain executives of SendTec entered into new employment agreements with the Company. The employment agreements each have a term of five years and automatically renew for an additional year at expiration unless either party provides a notice of non-renewal. The agreements also contain certain non-compete provisions for periods specified by the agreements.

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

Stock Registration Rights Agreements

The Company entered into a Registration Rights Agreement with the investors of the Series A Preferred Stock that it issued in October 2005 to finance its investment in STAC and recorded a liability of $75,000. The Company, upon the consolidation with STAC, also assumed the registration rights obligation under the Securities Purchase Agreement with the Debenture holders, which had an estimated fair value of $250,000 at the date of the Consolidation.

The Company’s registration statement became effective on July 14, 2006. However, the Company is required to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act, subject to a liquidated damages penalty of 1% per month of the aggregate purchase price paid by the holders. The Company reduced its estimate of the fair value of the accrued registration rights penalty by $193,500 to $131,500 at December 31, 2006. The reduction in the penalty is included in other income (loss) in the accompanying statement of operations for the year ended December 31, 2006.

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Minimum annual lease payments due in the years subsequent to December 31, 2006 are approximately as follows:

Years ending December 31:
2007	$404,300
2008	415,400
2009	426,900
2010	60,100

Total minimum lease payments	$1,306,700

Rent expense for the year ended December 31, 2006 was approximately $345,600, including $20,100 for a share of operating expenses. Rent expense is recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized shares

On November 10, 2006, the Company’s Stockholders approved an increase in the authorized shares of the Company’s Common Stock to 190,000,000 shares.

Preferred Stock

On October 28, 2005, the Company filed a Certificate of Designation authorizing the issuance of up to 1,500,000 shares of its Series A Convertible Preferred Stock, par value $0.001 per share (the “RelationServe Preferred”).

On October 31, 2005 the Company sold in a private placement 762,199 shares of its newly created Series A Preferred Stock for proceeds amounting to $10,289,690. The Series A Preferred is mandatorily convertible into shares of the Company’s common stock at such time that the Company completes its consolidation with STAC or, in the event that the Company does satisfy the Consolidation Milestones to complete the Consolidation, at the option of the holder, each at the then effective conversion price. The conversion price is based upon a formula that currently results in a 10 to 1 conversion ratio or price or $1.35 per share. The Company used $10,000,000 the proceeds it received from this transaction to purchase the Common Stock of STAC and the remainder for general corporate and working capital purposes.

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

The Company accounted for the issuance of its Series A Preferred stock in accordance with the provisions of EITF 98-5 and EITF 00-27, both titled “Convertible Securities with Beneficial Conversion Features and Contingently Adjustable Conversion Ratios.” Accordingly the Company recorded a $10,289,690 deemed dividend for the beneficial conversion feature associated with the difference between fair value of the Company’s Common’s Stock of $3.97 per share and the active conversion price of $1.35 per share in effect at the commitment date of this transaction.

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

Common Stock Purchase Warrants

The Company, upon its Consolidation with STAC, issued to the Debentures investors, seven year Warrants to purchase an aggregate of 10,081,607 shares of the Company’s Common Stock exercisable at $0.01 per share in amounts proportionate to the face amount of the Debentures. The Warrants are exercisable from February 3, 2006 through October 30, 2012. The Warrants feature a cashless exercise provision, which provides (a) the holder with the right, any time after one year from their date of issuance through their date of termination (and only in the event that there is not an effective registration or prospectus covering the resale of the underlying stock), to exercise such Warrants using the cashless exercise feature and/or (b) for an automatic cashless exercise on the date of termination. The Company can consent to a cashless exercise of the Warrants at the request of the holder at anytime. A cashless exercise will result in a net share settlement of the Warrants based on a formula in which the net shares issuable is based upon the then fair value of the Company’s common stock. The Company evaluated the classification of these Warrants at the date of consolidation and at March 31, 2006 in accordance with EITF 00-19 and determined that they are equity instruments because (a) net share settlement is within the Company’s control and (b) the cashless exercise feature does not potentially result in the issuance of an indeterminate number of shares.

As described below, Debenture Holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At December 31, 2006, 3,230,730 warrants remained outstanding with respect to this financing transaction.

On September 27, 2006 the Company issued five year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock exercisable at $0.60 per share with an aggregate fair value of $57,500. The Company estimated the fair value of the Warrants using the Black Scholes pricing model with the following assumptions: Fair Value of Common Stock $0.36, Risk Free Interest Rate 4.56%, Volatility 90%, Term 5 years. The warrants are exercisable from September 27, 2006 through September 26, 2011, either through a cash exercise or by use of a cashless exercise provision. The warrants were issued to a consultant for corporate financial advisory services.

A summary of the Company’s outstanding common stock purchase warrants granted through December 31, 2006 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at January 1, 2006	6,786,757	$0.71
Granted	10,331,607	$0.02
Exercised	(8,420,877)	$0.05
Forfeited	—	—

Outstanding at September 30, 2006	8,697,487	$0.53

Weighted-average fair value granted during the period		$3.39

Common Stock

The Company entered into a consulting agreement with Summit providing for 1,050,000 shares of stock based compensation including 200,000 shares issued directly to Summit by the Company and 850,000 shares transferred to Summit by certain stockholders of the Company. The Company cancelled its consulting agreement with Summit effective October 6, 2005. Summit retained 200,000 shares of the Company’s common stock in connection with the termination of this agreement. Accordingly, the Company recorded $200,000 of consulting expense under this arrangement for the year ended December 31, 2005. The Company recorded stock based compensation under these arrangements using the measurement date guidelines prescribed in EITF 96-18. All shares issued under this arrangement were fully vested and non-forfeitable at their date of issuance.

The Company entered into a consulting agreement with Stronghurst providing for 750,000 shares of stock based compensation, subject to rescission by the Company in the event that the Company did not complete its consolidation with STAC. Accordingly, the Company recorded $750,000 of goodwill in 2006 for these shares upon the consolidation of STAC.

The Company recorded compensation expense under these arrangements using a fair value for its common stock of $1.00, which is equal to the selling price of shares it issued in a private placement transaction.

In June 2005, the Company under a private placement memorandum of April 2005 (the “April Offering”) issued $500,000 in units, each unit consisting of 50,000 shares of common stock with ten-year warrants to purchase 25,000 shares of the Company’s common stock exercisable at $2.00 per share.

On June 22, 2005, the Company commenced a private placement (the “June Offering”) of up to $4,000,000 in units for a purchase price of $100,000 per unit, each unit consisting of 50,000 shares of the Company’s common stock, par value $0.001 per share and a three-year warrant to purchase 25,000 shares of Common Stock at $3.50 per share. On June 30, 2005, the Company sold 20.97 units under the June offering to accredited investors for net proceeds of $1,955,527 and issued an aggregate of 1,000,000 shares of common stock, plus warrants to purchase 500,000 shares of the Company’s common stock at $3.50 per share. The Company also issued 48,515 shares of its common stock and 24,257 common stock purchase warrants to its legal counsel for services rendered in connection with completing this transaction.

The units in the June Offering were concurrently issued with a registration rights agreement which the Company satisfied upon the effectiveness of a registration statement in July 2006.

On June 27, 2005, the Company issued 550,000 shares of common stock in connection with the exercise of a warrant to purchase 550,000 shares of common stock for net proceeds of $137,500.

The Company granted 300,000 shares of common stock to its Chief Executive Officer on July 13, 2005. The Company valued these shares at $1.00 per share based upon the selling price of shares it issued in a recently completed private placement transaction. This award was amended upon the Chief Executive Officer’s resignation on November 10, 2005. In connection with such resignation, the Chief Executive Officer returned and the Company cancelled 200,000 shares of common stock previously issued under this arrangement. Accordingly, for the year ended December 31, 2005, the Company recorded salary expense of $100,000, which is included in discontinued operations in the accompanying statement of operations.

The Company granted 80,000 shares of common stock to its Chief Operating Officer on July 13, 2005. The Company valued these shares at $1.00 per share based upon the selling price of shares it issued in a recently completed private placement transaction. In December 2005, the Chief Operating Officer resigned. Accordingly, for the year ended December 31, 2005, the Company recorded salary expense of $80,000, which is included in discontinued operations in the accompanying statement of operations.

The Company granted 10,000 shares of common stock to its senior vice president of sales and marketing who temporarily served as the Company’s interim chief executive officer on November 16, 2005. The Company valued these shares at $1.35 per share based upon the selling price of shares it issued in a recently completed private placement transaction. Accordingly, the Company recorded deferred compensation of $13,500, which is being amortized over the 12-month term of the employment agreement. For the year ended December 31, 2005, amortization of this deferred compensation amounted to $1,125 and is included in discontinued operations in the accompanying statement of operations. The remaining portion, which amounted to $12,375 was expensed in discontinued operations during the year ended December 31, 2006.

The Company entered into a consulting agreement with Elite Card providing for 90,000 shares of stock based compensation. The Company recorded stock based compensation under these arrangements using the measurement date guidelines prescribed in EITF 96-18. Accordingly, the Company recorded deferred compensation of $121,500, which is being amortized over the 12-month term of the consulting agreement. All shares issued under this arrangement were fully vested and non-forfeitable at their date of issuance. For the year ended December 31, 2005, amortization of this deferred compensation amounted to $10,125 and is included in discontinued operations in the accompanying statement of operations.

During January 2006, holders of ten-year $0.25 warrants to purchase shares of Company Common Stock exercised 50,000 warrants for $12,500, and the Company issued 50,000 shares of the Company’s Common Stock.

On February 3, 2006, pursuant to the Securities Exchange Agreement, shares of STAC Common Stock owned by STAC management were exchanged for an aggregate of 9,506,380 shares of Company Common Stock with a fair value of $5,306,023.

On February 3, 2006, pursuant to a letter agreement between the Company and the Debenture holders waiving the Company’s non-compliance with certain provisions of the Securities Purchase Agreement, the Company issued 525,000 shares of Company Common Stock, with a fair value of $1,443,750 to the Debenture Holders pro-rata in accordance with their respective ownership of the Debentures.

On February 3, 2006, the Company and Sunrise Equity Partners, L.P. (“Sunrise”) entered in a Securities Purchase Agreement pursuant to which the Company sold to Sunrise 500,000 shares of the Company’s Common Stock for $750,000, of which the Company received net proceeds of $675,000 after deducting fees and expenses of $75,000. The Company granted Sunrise unlimited and customary “piggyback” registration rights as well as registration rights similar to the registration rights granted by the Company in connection with the Registration Rights Agreement dated October 31, 2005 with its then holders of Series A Preferred Stock.

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

On November 1, 2006, the Company issued an aggregate of 740,855 shares of Common Stock to Debenture holders representing payment of $267,951 of interest. These shares are subject to repurchase by the Company 90 days from their issuance in the event that the Company does not have an effective registration statement covering the resale of the shares. Accordingly the Company has classified $267,951 as a current liability in the accompanying balance sheet.

On November 20, 2006, a Debenture holder exercised conversion rights on $20,000 of principal, and the Company issued 40,000 shares of the Company’s Common Stock.

On December 20, 2006, a Debenture holder exercised conversion rights on $100,000 of principal, and the Company issued 200,000 shares of the Company’s Common Stock.

On December 27, 2006, a Debenture holder exercised conversion rights on $250,000 of principal, and the Company issued 500,000 shares of the Company’s Common Stock.

NOTE 15 – SHARE BASED PAYMENTS

The Company, since its inception has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors. Substantially all options granted to date have exercise prices equal to the fair value of underlying stock at the date of grant and terms of ten years. Vesting periods range from fully vested at the date of grant to three years.

The Company granted five-year options to purchase a total of 600,000 shares of its common stock, exercisable at $3.85 per share. This option becomes exercisable as to one-third of such shares on each of the six month, first, and second year anniversaries of the date of grant. The Company has accounted for these in accordance with the provisions of EITF 96-18. Accordingly, the Company recorded at fair value the calculated value of the options vested at the end of each period until the options are fully vested. Accordingly, the Company recorded deferred compensation of $1,067,152, which is being amortized over the 12-month term of the consulting agreement. For the year ended December 31, 2005, amortization of this deferred compensation amounted to $88,929 and is included in discontinued operations in the accompanying statement of operations.

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of December 31, 2006 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of December 31, 2006, an aggregate of 2,573,500 shares and options have been granted under the plan, leaving an aggregate of 726,500 shares available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of December 31, 2006, an aggregate of 1,150,000 options have been granted under the plan, leaving an aggregate of 850,000 shares available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of December 31, 2006, an aggregate of 2,306,500 shares and options have been granted under the plan, leaving an aggregate of 393,500 shares available for future issuance.

2007 Incentive Stock Plan

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). The 2007 Plans are subject to stockholder approval and the Company has not made any grants under such plans.

Share based payments made during the year ended December 31, 2006 are as follows:

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

On July 26, 2006, the Company granted options to purchase an aggregate of 1,227,000 shares of Common Stock to employees of the Company. The options are exercisable at $0.48 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on July 25, 2016 or earlier due to employment termination.

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

On November 15, 2006, the Company granted options to purchase an aggregate of 1,313,500 shares of Common Stock to employees of the Company. 288,500 options are exercisable at $0.36 per share and 1,025,000 options are exercisable at $0.50 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on November 14, 2016 or earlier due to employment termination.

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

The weighted-average grant-date fair value of options granted during each of the periods for which a statement of operations is presented is as follows:

	Year Ended December 31,
	2006	2005
Weighted-average grant-date fair value of options granted	$0.85	$0.35

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the year ended December 31, 2006, are as follows: risk–free interest rate of 4.57%; expected dividend yield zero percent; expected option life of ten years; and expected volatility of 86%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options granted through December 31, 2005 have been insignificant. Cancellations during the year ended December 31, 2006 principally relate to the sale of Access, which is presented as a discontinued operation. The Company’s operations and the nature of its business changed substantially during 2006 with the acquisition of SendTec. Accordingly, the Company considers more recent data relating to employee turnover rates to be indicative of future vesting. Based on available data, the Company has assumed that approximately 85% of outstanding options will vest annually. Deferred compensation relating to options granted prior to January 1, 2006 has been adjusted to reflect this assumption. No options have been exercised to date. The Company will prospectively monitor employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company will adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is principally based on the historical volatility of the Company’s stock.

A summary of the status of the Company’s outstanding stock options as of December 31, 2006 and changes during the year ended December 31, 2006 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2006	3,488,000	$3.03
Granted	4,580,500	$1.04
Exercised	—
Forfeited or Expired	(2,038,500)	$3.32

Outstanding at December 31, 2006	6,030,000	$1.42	8.49

Options exercisable at December 31, 2006	1,825,000	$2.08	6.71

At December 31, 2006, the intrinsic value of options outstanding was $5,770 and there was no intrinsic value of options exercisable, based on the December 31, 2006 closing price of the Company common stock ($0.38 per share).

In addition the table includes 600,000 options that the Company issued to a non-employee in November 2005. As of December 31, 2006, these options have a weighted average exercise price of $3.85, weighted average remaining contractual term of 3.92 years and no intrinsic value. Amortization of stock based compensation expense with respect to this award amounted to $978,221 for the year ended December 31, 2006 and is included in discontinued operations. The Company also recorded $121,500 for the fair value of 90,000 shares of common stock issued to a non-employee in November 2005. Stock based compensation expense related to this award amounted to $111,375 for the year ended December 31, 2006, and is also included in discontinued operations. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18.

The Company did not make any shared based payments to non-employees during the year ended December 31, 2006.

A summary of the status of the Company’s share based payments as of December 31, 2006 and changes during the year ended December 31, 2006 are as follows:

	Number of shares	Weighted average grant-date fair value
Nonvested at January 1, 2006	846,667	$1.04
Granted	3,136	2.85
Vested	(843,136)	1.04
Forfeited or Expired	(6,667)	1.35

Nonvested at December 31, 2006	-0-	$0.00

Concurrent with the acquisition of STAC, 750,000 shares of stock with a fair value of $750,000 issued to a transaction advisor who provided services in connection with the acquisition of SendTec vested upon the completion of such services. The fair value of this share based payment was recorded as part of the cost of acquiring SendTec.

The aggregate fair value of unamortized share based payments for all awards granted prior to January 1, 2006 amounted to $1,851,973. The Company amortized the entire remaining fair value of these awards during the year ended December 31, 2006, including $750,000 for the cost of acquiring SendTec and $1,101,973, which is included in discontinued operations in the accompanying statements of operations for the year ended December 31, 2006.

NOTE 16 – DISCONTINUED OPERATIONS

On June 15, 2006, the Company sold substantially all of the business and net assets of its wholly-owned subsidiary, RelationServe Access, Inc. (“Access”) to R.S.A.C., Inc., a wholly-owned subsidiary of Come & Stay S.A., for $1.4 million in cash and the assumption of certain liabilities of Access. Pursuant to the agreement, the Company has agreed to remain liable for certain contingencies and liabilities, and any liabilities in excess of $3 million. As a result of the transaction, the Company recognized a loss on the sale of the net assets of approximately $191,000.

In addition, the Company ceased the operations of Friendsand.com, Inc. (“Friendsand”). As a result the Company recorded a charge of approximately $459,000, which represents the net assets of Friendsand.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported Access’s and Friendsand’s results for the year ended December 31, 2006 and 2005 as discontinued operations because the operations and cash flows of Access and Friendsand have been eliminated from the Company’s ongoing operations as a result of having sold the business of Access and ceasing operations of Friendsand. Discontinued operations includes the loss on the sale of the net assets of Access in the amount of $191,000 and the write-off of the operating assets of Friendsand of approximately $459,000.

Components of discontinued operations are as follows:

	Years ended December 31,
	2006	2005
Revenue	$2,308,822	$11,302,780
Cost of revenue	1,312,511	2,542,614

Gross profit	996,311	8,760,166

Operating expenses:
Salaries, wages, and benefits	2,075,869	1,945,972
Bad debts	647,444	2,393,203
Professional fees	1,434,813	860,657
Other general and administrative expenses	844,965	4,167,180

Total operating expenses	5,003,091	9,367,012

Loss from operations	(4,006,780)	(606,846)

Interest expense	(94)	(1,433)

Net loss from discontinued operations	$(4,006,874)	$(608,279)

NOTE 17 – SUBSEQUENT EVENTS

Issuance of Securities

On January 16, 2007, the Company granted (under its 2005 Director’s Plan) options to purchase an aggregate of 50,000 shares of Common Stock to a director of the Company at an exercise price of $0.35 per share. These options vest as to 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on January 15, 2016 or earlier due to board termination.

On January 16, 2007, the Company granted (under its 2006 Incentive Plan) options to purchase an aggregate of 250,000 shares of Common Stock to an officer of the Company at an exercise price of $0.35 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on January 15, 2016 or earlier due to employment termination.

On January 30, 2007, a Debenture holder exercised conversion rights on $250,000 of principal, and the Company issued 500,000 shares of the Company’s Common Stock.

On February 2, 2007, the Company issued an aggregate of 722,264 shares of Common Stock to Debenture holders representing payment of $266,732 of interest. These shares are subject to repurchase by the Company as described in Note 14.

On February 12, 2007, a Debenture holder exercised conversion rights on $300,000 of principal, and the Company issued 600,000 shares of the Company’s Common Stock.