Form 10QSB
period 2007-03-31
SENDTEC, INC.
filed 2007-05-15
CIK 1296001

The issuer has filed a Prospectus on April 12, 2007 with the U.S. Securities and Exchanges Commission (SEC) for the resale of Common Stock. Before you invest in the issuer’s common shares, you should read such Prospectus, and other documents the issuer has filed with the SEC for more complete information about the issuer and an investment in its common stock. You may get these documents for free by searching the SEC online database at http://www.sec.gov.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(727) 576-6630

(Issuer's Telephone Number, Including Area Code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 49,843,837 shares at May 6, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED MARCH 31, 2007

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

MARCH 31, 2007

(Unaudited)

ASSETS
Current assets
Cash	$5,146,166
Accounts receivable, less allowance for doubtful accounts of $220,000	10,473,343
Prepaid expenses	310,187

Total current assets	15,929,696

Property and equipment, net	1,341,948
Intangible assets, net	7,908,111
Goodwill	32,945,787
Other assets	15,329

Total assets	$58,140,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$10,323,838
Debentures payable, net of debt discount of $10,962,006	23,067,994
Accrued expenses	2,008,152
Accrued compensation	294,962
Accrued penalty – registration rights	43,000
Common stock put right	266,732
Current portion of capital lease obligations	127,592
Deferred revenue	643,557

Total current liabilities	36,775,827

Capital lease obligations, net of current portion	9,564
Deferred rent	126,583

Total liabilities	36,911,974

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 190,000,000 shares authorized; 49,065,035 shares issued and outstanding	49,065
Additional paid in capital	80,463,608
Accumulated deficit	(59,283,776)

Total stockholders’ equity	21,228,897

Total liabilities and stockholders’ equity	$58,140,871

See note to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
Revenues, net	$9,192,074	$7,217,460
Cost of revenues	4,611,997	4,754,601

Gross profit	4,580,077	2,462,859

Selling, general and administrative expenses
Salaries, wages and benefits	3,000,597	1,175,585
Professional fees	619,162	398,665
Other general and administrative	1,532,018	864,869

Total operating expenses	5,151,777	2,439,119

(Loss) Income from operations	(571,700)	23,740
Other income (expense)
Registration rights penalty	—	60,000
Waiver and covenant fee	—	(1,443,750)
Loss on equity-method investment	—	(153,389)
Interest income	35,960	18,419
Interest expense	(3,247,753)	(1,897,009)

Total other expense	(3,211,793)	(3,415,729)

Loss from continuing operations	(3,783,493)	(3,391,989)
Loss from discontinued operations	—	(1,742,541)
Cumulative effect of change in accounting principle	88,500	—

Net loss	$(3,694,993)	$(5,134,530)

Net loss per common share:
basic and diluted
-Continuing operations	$(0.07)	$(0.09)
-Discontinued operations	$—	$(0.05)
-Cumulative effect of change in accounting principle	$—	$—

-Total	$(0.07)	$(0.14)

Weighted average number of common shares outstanding – basic and diluted	51,826,629	37,261,031

See note to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2007	—	—	47,495,997	$47,496	$79,541,963	$(55,588,783)	$24,000,676
Common stock issued upon conversion of Debenture principal	—	—	1,100,000	1,100	548,900	—	550,000
Amortization of stock based compensation	—	—	—	—	197,263	—	197,263
Common stock issued as partial interest payment to Debenture Holders	—	—	722,264	722	266,010	—	266,732
Reclassification of shares subject to put right	—	—	—	—	(266,732)	—	(266,732)
Repurchase and retirement of common stock subject to redemption	—	—	(253,226)	(253)	253	—	—
Expiration of put rights	—	—	—	—	175,951	—	175,951
Net loss	—	—	—	—	—	(3,694,993)	(3,694,993)

Balance – March 31, 2007	—	—	49,065,035	$49,065	$80,463,608	$(59,283,776)	$21,228,897

See note to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss—continuing operations	$(3,783,493)	$(3,391,989)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	421,046	212,579
Stock-based compensation	197,263	48,616
Non-cash interest	2,721,935	1,553,333
Waiver and covenant fee	—	1,443,750
Provision for bad debt	30,000	—
Loss on equity-method investment	—	153,389
Registration rights penalty	—	(60,000)
Changes in assets and liabilities:
Accounts receivable	(1,059,032)	(2,890,049)
Prepaid expenses	16,305	(64,658)
Accounts payable	826,894	(1,198,924)
Accrued expenses	319,357	(420,169)
Accrued compensation	37,323	(185,262)
Deferred rent	(5,418)	(3,211)
Deferred revenue	(464,413)	867,281

Total adjustments	3,041,260	(543,325)

Net cash used in continuing operating activities	(742,233)	(3,935,314)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Cash acquired in purchase accounting	—	9,347,155
Cash received in reconciliation of asset purchase	—	318,670
Purchase of property and equipment	(109,141)	(192,286)
Investment in prospective acquiree	—	(193,385)

Net cash (used in) provided by continuing investing activities	(109,141)	9,280,154

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Net proceeds from sales of common stock	—	675,000
Proceeds received upon exercise of warrants	—	62,500
Repurchase and retirement of commons stock subject to redemption	(92,000)	—
Principal payments on capital lease obligations	(29,248)	—

Net cash (used in) provided by continuing financing activities	(121,248)	737,500

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(920,499)
Net cash used in investing activities	—	(47,907)

Net cash used in discontinued operations	—	(968,406)

Net (decrease) increase in cash	(972,622)	5,113,934
Cash – beginning of period	6,118,788	156,472

Cash – end of period	$5,146,166	$5,270,406

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$276,262	$535,901
Income taxes	$11,675	$—
Non-cash investing and financing activities
Issuance of common stock in connection with partial payments of interest	$266,732	$—
Conversion of Debentures Principal into common stock	$550,000	$—
Issuance of common stock in connection with consolidation	$—	$5,306,022
STAC Consolidation—See Note 4

See note to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto of SendTec, Inc., formerly RelationServe Media, Inc. (the ‘‘Company’’ or ‘‘SendTec’’) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The unaudited condensed consolidated financial statements include SendTec, Inc the (“Company”) and its wholly owned subsidiaries SendTec Acquisition Corp. (“STAC”) which became a wholly-owned subsidiary under a purchase business combination completed on February 3, 2006, RelationServe Access, Inc. (“Access”) and Freindsand.com, Inc. (“Friendsand”). STAC was 23% owned by the Company for the period October 31, 2005 and through February 1, 2006. Accordingly, the accompanying statements of operations for the three months ended March 31, 2006 include the Company’s proportionate share of STAC’s losses for the period of January 1, 2006 through February 2, 2006 in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

On June 15, 2006, the Company sold substantially all of the business and net assets of Access and ceased the operations of the business of Friendsand. The financial statements for the three months ended March 31, 2006 have been retroactively reclassified to reflect the discontinued operations. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION, GOING CONCERN AND LEGAL MATTERS

Liquidity, Financial Condition and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss from continuing operations of approximately $3,783,000 for the three months ended March 31, 2007, which includes an aggregate of approximately $3,370,000 in non-cash charges including non-cash interest of $2,722,000, depreciation and amortization of $421,000, stock based compensation of $197,000, and a provision for bad debts of $30,000. The Company also issued stock in payment of approximately $267,000 of contractual interest expense under its Senior Secured Convertible Debentures (the “Debentures”) described in Note 8.

The Company is required to repay its Debentures, as amended, on March 31, 2008. These Debentures have a remaining principal balance of $34,030,000 as of March 31, 2007. The Company currently does not have sufficient capital resources to repay the Debentures upon their maturity. Accordingly, the Company must either restructure this obligation or raise replacement capital in order to avoid a default. The Company is in the process of formulating a plan to restructure this obligation and believes it has access to capital resources to do so, however, no specific plan has been developed nor has an alternate source of financing been identified at this time. Settlement of the Debentures through a conversion of principal into shares of common stock is within the control of the Debenture holders. The Company’s inability to restructure this debt through any other alternative would have a material adverse affect on its business and financial condition. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company believes, exclusive of its obligation to repay the Debentures, that its current capital resources combined with revenues it expects to generate during the next twelve months will enable it to fund its operating activities through March 31, 2008. The Company may seek to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary.

The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of a Securities Purchase Agreement described in Note 8 (the “Securities Purchase Agreement”) and is also required to attain minimum cash balances of $3,250,000 as of June 30, 2007, $3,500,000 as of September 30, 2007, and $3,750,000 as of December 31, 2007. The amended financial covenants also required the Company to attain minimum net revenues of $5,175,000, $5,450,000, and $5,700,000 for each of the three months periods ending on June 30, 2007, September 30, 2007 and December 31, 2007 respectively. The Company was required to attain minimum cash balance of $3,000,000 as of March 31, 2007, and minimum net revenues $5,025,000 for the three months ended March 31, 2007,

If the due date of the Debentures is accelerated as a result of the Company’s failure to meet the covenants, the Company will not have sufficient working capital or cash to repay the obligation. Since the Company relies on its working capital for day-to-day operations, such a default would have a material adverse effect on the business, operating results, and financial condition. In such event, the Company may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of its common stock, at significant risk. Further, the Company’s obligations under the Debentures are secured by substantially all of its assets. Failure to fulfill the obligations under the Debentures could lead to loss of these assets, which would be detrimental to the Company operations.

Legal Proceedings

As of March 31, 2007, the Company or its predecessors have been named as defendants in two separate claims, other than those described below, made by the Company’s customers arising in the ordinary course of the Company’s business. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. The Company, from time to time, is involved in various matters or disputes also arising in the ordinary course of the Company’s business. The Company does not believe that any potential damages that could arise from any of the matters described in this paragraph will have a material adverse effect on its financial condition or the results of its operations.

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

On April 5, 2006, Mr. Ohad Jehassi, the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company (the “Jehassi Complaint”). Mr. Jehassi alleged that the Company breached an Employment Agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Fourth Amended Complaint adding a claim for unpaid wages under a Florida statute. In February 2007, Mr. Jehassi filed a Fourth Amended Complaint (substantially similar to the Third Amended Complaint). Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of the Company’s common stock he alleges he is entitled to. The Company has filed an answer to the Fourth Amended Complaint denying that Mr. Jehassi is entitled to any relief and has asserted a counterclaim against Mr. Jehassi. This action is now in the discovery phase. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-1041 1-MEL. On March 6, 2006 Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with the Company’s acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, the then-Chairman of the Company’s Board of Directors, as an additional defendant, and alleging that Mr. Brauser interfered with Boston Meridian’s contract with the Company. Boston Meridian sought an aggregate of $917,302 in fees and expenses and 100,000 shares of the Company’s common stock as damages. The Company filed a motion to dismiss this action for lack of personal jurisdiction, improper venue, and failure to state a claim. This motion has been fully submitted to the District Court and the Company is awaiting a decision. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on the Company’s financial position or results of operations. The Company also filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts, and is seeking damages in excess of $75,000. Both defendants in the New York action filed motions to dismiss this action. The Court granted Sage Capital’s motion to dismiss and withheld decision with respect to Boston Meridian’s motion to dismiss pending a decision on the motion in the Massachusetts’ action. During January 2007, the Company reached an agreement with Boston Meridian providing for settlement of the pending action upon payment of $200,000 in cash, plus the delivery of 1,200,000 shares of the Company’s common stock with a fair value of $312,000. The effectiveness of the settlement remains subject to approval by at least 75% of the holders of the Company’s Debentures. The accompanying unaudited condensed consolidated balance includes a $512,000 liability for the consideration that would be payable upon the settlement of this obligation.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point Marketing LLC for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss sought compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also had accounts receivable due from Weiss of approximately $350,000 associated with its discontinued operations which it fully reserved. The Company has reached an agreement settling this matter for $30,000 to be paid in three installments and has executed a mutual release with Weiss. During the three months ended March 31, 2007, the Company paid the amount $10,000 with respect to this settlement. The accompanying unaudited condensed consolidated balance includes a $20,000 liability for the remaining due under the settlement of this obligation.

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

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August. The Company has served an answer to R&R’s complaint denying that R&R is entitled to any relief. This action is now in the discovery phase. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

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

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to the Company’s Debentures and has threatened legal action, although, to date, no action has been taken. The Company has engaged in settlement discussions with counsel for Sunrise after the matter was referred to mediation. During February 2007, the Company reached an agreement in principal for settlement of this matter upon the issuance of 650,000 shares of its common stock with a fair value of $169,000. The effectiveness of the settlement is subject to approval by holders of the Company’s debentures. The accompanying unaudited condensed consolidated balance includes a $169,000 liability for the consideration that would be payable upon the settlement of this obligation.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of SendTec, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. Investments in which the Company has a 20% to 50% ownership interest are accounted for using the equity method.

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

Revenues by revenue stream are as follows:

	For the Three Months Ended March 31,
	2007	2006
Internet advertising	$6,194,244	$5,915,895
Online search	1,191,148	180,769
Direct response media	598,709	307,576
Advertising programs	1,056,044	813,220
Other	151,929	—

	$9,192,074	$7,217,460

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $220,000.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates during the three months ended March 31, 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, debenture modification accounting, and loss contingencies.

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

Registration Rights Agreements

Effective January 1, 2007, the Company adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

The Company is currently obligated under two registration rights agreements requiring it maintain the effectiveness of a registration statement covering the resale of shares underlying previous placements of preferred stock and convertible debt with warrants through at least March 31, 2008 or until all shares have been sold by the selling stockholders in these registrations. The maximum amount of penalty that Company could incur (payable in cash) as of March 31, 2007 is not substantially different than the amount the Company has recorded. On January 1, 2007, the Company reduced the carrying amount of its liability for estimated penalties in accordance with FSP EITF 00-19-02 by approximately $89,000 to $43,000, which is included in the accompanying unaudited condensed consolidated balance sheet. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operation of the quarter ended March 31, 2007.

Net Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at March 31, 2007 include the following:

Options	6,160,500
Warrants	8,697,487
Convertible Debentures	68,060,000

Total common stock equivalents	82,917,987

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three months ended March 31, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

As described in Note 12, the Company adopted the Company adopted FASB Interpretation No. 48 – “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. A discussion of the effect of having adopted FIN 48 is also described in Note 12.

Stock-Based Compensation

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were $53,493 and $28,409 for the three months ended March 31, 2007 and 2006, respectively, and are included in other operating expenses in the unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2007, the Company had approximately $5,146,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2007.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments-an amendment of SFAS No. 133 and 140” (“SFAS 155”). SFAS 155 addresses the following: a) permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133; c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and e) amends SFAS 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS 155 on January 1, 2007. The adoption of this pronouncement did not have a material effect on the Company’s financial statements.

In March 2006, the FASB issued SFAS 156 “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140” (“SFAS 156”). SFAS 156 is effective for the first fiscal year beginning after September 15, 2006. SFAS 156 changes the way entities account for servicing assets and obligations associated with financial assets acquired or disposed of. The Company adopted SFAS 156 on January 1, 2007. The adoption of this pronouncement did not have an effect on the Company’s financial statements.

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus is applicable to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 is applicable to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. The adoption of EITF 06-7 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 4 – ACQUISITION OF SENDTEC

On August 9, 2005, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), as amended on August 23, 2005, with theglobe.com, Inc. and its wholly-owned subsidiary, SendTec. The Asset Purchase Agreement provided for the Company to purchase, through SendTec Acquisition Corp. (“STAC”), the business and assets of SendTec (the “Asset Purchase”). The Asset Purchase Agreement ( as amended), and certain other contemporaneous agreements, including the Securities Purchase Agreement described in Note , provided for the mandatory consolidation of STAC, as defined in the Securities Purchase Agreement (the “Consolidation”) with the Company upon the attainment of certain contractual milestones (the “Consolidation Milestones”). The Company owned 23% of STAC (which acquired SendTec from the globe.com, Inc. in October 31, 2005) for the period of October 31, 2005 through February 3, 2006, the date in which the Company satisfied the Consolidation Milestones and completed its acquisition of 100% of SendTec through STAC. As described in Note 1, the Company accounted for its investment in STAC, through the date of the consolidation under the equity method prescribed in APB 18. Accordingly, the Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period of November 1, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the period of January 1, 2006 through February 3, 2006.

The purchase consideration paid by STAC to theglobe.com, Inc. on October 31, 2005 plus transaction expenses amounted to an aggregate of $40,430,000. SendTec’s tangible net assets amounted to $2,744,909. The excess of the purchase consideration plus transaction expenses, which amounted to $37,685,091 was allocated as follows:

Purchase price in excess of net assets acquired	$37,685,091
Allocated to:
Customer relationships	8,729,000
Covenant not to compete	590,000

Goodwill	$28,366,091

A reconciliation of the amount of goodwill recorded by STAC upon its acquisition of SendTec on October 31, 2005 to the amount recorded by the Company upon its consolidation with STAC on February 3, 2006, is as follows:

Excess of purchase price over net assets acquired by STAC at October 31, 2005 allocated to goodwill	$28,366,091
Net Losses of STAC for the period of November 1, 2005 through January 31, 2006, net of equity loss recognized by the Company of $1,187,491	3,975,513
Consolidation Date adjustments to the fair values of :
Senior Secured Convertible Debentures	(486,224)
Non-compete agreements	(117,666)
Company Transaction Expenses	1,273,086
Assumption of registration rights obligation at fair value	250,000
Dividend paid to STAC Preferred Stockholders	3,737

Excess of purchase price over net assets acquired at February 3, 2006 allocated to goodwill	33,264,537
Less cash received in March 2006 under a purchase price adjustment	(318,750)

Excess of purchase price over net assets acquired as of March 31, 2007 allocated to goodwill	$32,945,787

On the date of the Consolidation, STAC’s tangible net assets amounted to $6,079,780, including cash of $9,347,155, which is presented as cash acquired in business combination in the accompanying unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2006.

The following unaudited pro-forma information reflects the results of continuing operations of the Company, as if the acquisition had been consummated as of January 1, 2006:

For the three months ended March 31, 2006
Revenues	$10,093,000
Net Loss – continuing operations	(3,600,000)
Net Loss per share – basic and diluted	(0.10)

NOTE 5 – PROPERTY AND EQUIPMENT

At March 31, 2007, property and equipment consist of the following:

Equipment	$875,018
Furniture and fixtures	255,838
Leasehold improvements	28,894
Software	657,939

Property and equipment	1,817,689
Less accumulated depreciation	(475,741)

Property and equipment, net	$1,341,948

Depreciation expense was approximately $119,000 and $71,000 for the three months ended March 31, 2007 and 2006, respectively.

Fixed assets include $241,500 of equipment purchases that were financed under capital lease obligations as of March 31, 2007, all of which were purchased during 2006. The accumulated depreciation on these assets amounted to $74,800 as of March 31, 2007.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At March 31, 2007, goodwill and other intangible assets consist of the following:

Goodwill	$32,945,787

Amortizable Intangible Assets:
Customer relationships	$8,729,000
Non-compete agreements	590,000
Less accumulated amortization	(1,410,889)

Intangible assets, net	$7,908,111

The Company, as of March 31, 2007, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company also evaluated the carrying amounts of its amortizable intangible assets in accordance with SFAS 144 to determine whether such carrying amounts exceed net realizable value. The Company does not believe that any material events or changes in its circumstances that occurred during the three months ended March 31, 2007 that would indicate that the carrying amount of its goodwill or amortizable intangibles exceed their fair value.

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

Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $302,000 and $78,000 for the three months ended March 31, 2007 and 2006, respectively. Amortization expense subsequent to March 31, 2007 is as follows:

Period from April 1, 2007 through December 31, 2007	$907,001
Years ending December 31:
2008	1,186,303

2009	1,071,152
2010	1,063,783
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$7,908,111

NOTE 7 – ACCRUED EXPENSES

As of March 31, 2007, accrued expenses are comprised of the following:

Legal contingencies liability	$721,119
Branded media costs	691,879
Interest	337,196
Other	257,958

Total accrued expenses	$2,008,152

NOTE 8 – DEBENTURES

As described in Note 4, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures in the original principal amount of $34,950,000 with an original maturity date of October 30, 2009. The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. Accordingly, the Company is obligated under the terms of the Securities Purchase Agreement, as amended, to repay $34,030,000 of the remaining principal balance due on the STAC Debentures on March 31, 2008. Under the terms modified terms of the Securities Purchase Agreement, these debentures bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $.50 per share at the option of the Debenture Holders.

A summary of the remaining carrying amount of the Debentures at March 31, 2007, after giving effect to $920,000 of principal converted to 1,840,000 shares of common stock, is as follows:

Remaining Principal (due March 31, 2008 with interest at 6% per annum)	$34,030,000
Less unamortized discount	(10,962,006)

Net Carrying Value	$23,067,994

The difference between the carrying value of the modified debt instrument and the mandatory redemption amount is being accreted as interest expense over the term of the amended Securities Purchase Agreement through March 31, 2008.

The financial covenants require the Company to attain minimum net revenues of $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007. The Company must also attain minimum cash balances of $3,000,000 at the end of the first quarter of 2007, $3,250,000 at the end of the second quarter of 2007, $3,500,000 at the end of the third quarter of 2007, and $3,750,000 at the end of the fourth quarter of 2007.

The Debentures were amended on November 10, 2006 to provide for a (i) reduction in the conversion price from $1.50 per share to $.50 per share and (ii) change the maturity date from October 31, 2009 March 31, 2008, in exchange for a release of previous instances of non-compliance with certain financial covenants. The modification of the Debentures resulted in a constructive extinguishment of this instrument under its terms prior to the date of the modification. The Debentures, under the original terms, were fully discounted at the time they were assumed by the Company concurrent with its Consolidation of STAC on February 3, 2006. Accordingly, interest expense for the three months ended March 31, 2006 includes $1,553,333 , for the difference between the carrying value of the Debentures under their original terms and their mandatory redemption amount that was being accreted as interest expense through October 31, 2009 under the original terms of the Securities Purchase Agreement. Interest expense for the three months ended March 31, 2006 also includes $129,011 for the amortization of deferred financing fees that were written-off upon the modification of the Debentures on November 10, 2006 as a result of having constructively extinguished the original debt instrument.

Contractual interest expense on the Debentures amounted to $517,962 and $343,676 during the three months ended March 31, 2007 and March 31, 2006, respectively.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

During April 2006, the Company entered into various capital leases with an aggregate present value of $241,500. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 14% to 17%. Lease payments, including amounts representing interest, amounted to $34,735 for the three months ended March 31, 2007. The leases require monthly payments of approximately $11,600 including interest at discount rates ranging from 14% to 17% and are due at various times through April 2008.

Minimum lease payments due subsequent to March 31, 2007 are as follows:

Period from April 1, 2007 through December 31, 2007	$104,206
Year ending December 31, 2008	44,431

Total minimum lease payments	148,637
Less amounts representing interest	(11,481)

Present value of minimum lease payments	137,156
Less current portion	(127,592)

Long-term portion	$9,564

NOTE 10 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers. During the three months ended March 31, 2007, one customer’s sales represented approximately 27.2% of the Company’s net revenue. Two customers represented approximately 22.8% of total accounts receivable at March 31, 2007.

During the three months ended March 31, 2006, three customer’s sales represented approximately 9.3%, 14.6%, and 25.1%, respectively, of the Company’s net revenues.

NOTE 11 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of SendTec. There were no revenues from this customer during the three months ended March 31, 2007 and 2006, and there was no accounts receivable from this customer as of March 31, 2007.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the three months ended March 31, 2007 and 2006 the Company incurred $32,172 and $16,115, respectively, in fees and commissions. At March 31, 2007 $13,265 of such fees and commissions were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

The Company pays fees and commissions to a company whose principle shareholder is a member of the Company’s Board of Directors. For the three months ended March 31, 2007 and 2006 the Company incurred $2,000 and $8,000, respectively, in fees and commissions. At March 31, 2007 there were no fees and commissions that remained outstanding.

NOTE 12 – INCOME TAXES

As describe in Note 1, the Company adopted FIN 48 Effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The Company and its subsidiaries file consolidated federal and various state income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2005. These income tax return have not been examined by the applicable Federal and State tax authorities. The Company has also not yet filed its income tax returns for the year ended December 31, 2006.

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company financial statements. The Company’s policy, is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has approximately $8 million of net deferred tax assets, a substantial portion of which includes the tax effects of approximately $18.8 million of net operating loss carry forwards that will expire between the years 2025 and 2026. The utilization of any net operating losses that the Company has generated to date may become, in future periods, subject to substantial limitations due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Legal matters

The Company is involved in various matters that are described in Note 2.

Stock Registration Rights Agreements

The Company is obligated to maintain the effectiveness of certain registration statements it has filed with the SEC under Registration Rights Agreement with the investors of its Series A Preferred Stock (converted into common stock on February 3, 2006) and the Securities Purchase Agreement described in Note 8. As described in Note 2, the Company adopted FSP EITF 00-19-2 on January 1, 2006. At March 31, 2007, the Company reduced its reserve for estimated penalties under registration rights agreements by approximately $89,000 to $43,000, which is included in the accompanying unaudited condensed consolidated balance sheet.

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Minimum annual lease payments due to March 31, 2007 are approximately as follows:

Period from April 1, 2007 through December 31, 2007	$320,900
Years ending December 31:
2008	415,400
2009	426,900
2010	60,100

Total minimum lease payments	$1,223,300

Rent expense for the three months ended March 31, 2007 and 2006 was approximately $97,200 and $50,100, respectively, including $3,700 and $4,300, respectively, for a share of operating expenses. Rent expense is being recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

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

As described below, Debenture Holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At March 31, 2007, 3,230,730 warrants remained outstanding with respect to this financing transaction.

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

As of March 31, 2007, the Company has 8,697,487 common stock purchase warrants outstanding with a weighted average exercise price of $0.53 per share. A summary of the Company’s outstanding common stock purchase warrants granted through and changes during the period is as follows:

Common Stock

On January 31, 2007, a Debenture holder exercised conversion rights on $250,000 of principal, and the Company issued 500,000 shares of the Company’s Common Stock.

On February 1, 2007, the Company issued an aggregate of 722,264 shares of Common Stock to Debenture holders representing payment of $266,732 of interest.

On February 12, 2007, a Debenture holder exercised conversion rights on $300,000 of principal, and the Company issued 600,000 shares of the Company’s Common Stock.

On March 31, 2007, two Debenture holders exercised their rights to require the Company to repurchase 253,226 shares of its common stock since a registration statement covering the resale of such shares was not yet effective, Accordingly, the Company repurchased and retired these shares for an aggregate price of $93,933, including interest of $1,933.

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

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of March 31, 2007, an aggregate of 2,465,000 shares and options have been granted under the plan, leaving an aggregate of 835,000 shares available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of March 31, 2007, an aggregate of 1,200,000 options have been granted under the plan, leaving an aggregate of 800,000 shares available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of March 31, 2007, an aggregate of 2,495,500 shares and options have been granted under the plan, leaving an aggregate of 204,500 shares available for future issuance.

2007 Incentive Stock Plan

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). The 2007 Plans are subject to stockholder approval and the Company has not made any grants under such plans.

Share based payments made during the three months ended March 31, 2007 are as follows:

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

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2007 is $0.27.

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the three months ended March 31, 2007, are as follows: risk–free interest rate of 4.75%; expected dividend yield zero percent; expected option life of six years and six and one half years, respectively; and expected volatility of 90%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options have been insignificant. Based on available data, the Company has assumed that approximately 85% of outstanding options will vest annually. Unamortized compensation cost relating to options granted prior to January 1, 2006 has been adjusted to reflect this assumption. No options have been exercised to date. The Company continuously monitors its employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company policy is to adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is partly on the historical volatility of the Company’s stock and a comparison of the Company’s volatility rate stock price volatilities of similarly situated companies in the marketplace.

A summary of the status of the Company’s outstanding stock options as of March 31, 2007 and changes during the three months ended March 31, 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2007	6,030,000	$1.42
Granted	300,000	$0.35
Exercised	—	—
Forfeited or Expired	(169,500)	$0.96

Outstanding at March 31, 2007	6,160,500	$1.38	8.24

Options exercisable at March 31, 2007	2,264,975	$2.03	6.94

At March 31, 2007, there was no intrinsic value of options outstanding based on the March 31, 2007 closing price of the Company common stock ($0.26 per share).

NOTE 16 – SUBSEQUENT EVENTS

Issuance of Securities

On April 4, 2007, a Debenture holder exercised conversion rights on $400,000 of principal, and the Company issued 800,000 shares of the Company’s Common Stock.

On April 9, 2007, a Debenture holder exercised their rights to require the Company to repurchase 21,198 shares of its common stock since a registration statement covering the resale of such shares was not yet effective, Accordingly, the Company repurchased and retired these shares for an aggregate price of $7,863, including interest of $196.

Registration of Securities

In connection with the Company’s registration rights agreements with the purchasers of the Company’s common stock and the Debenture holders, the Company’s registration statement to register shares underlying debenture conversions and stock option plans became effective on April 12, 2007.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words ‘‘believes’’, ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in the Company’s Common Stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on March 29, 2007, and other pertinent information contained in the Registration Statement on Form SB-2 of the Company, as amended, filed with the SEC which became effective on April 12, 2007, as well as other information contained in the Company’s other periodic filings with the SEC. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006 the SendTec direct response marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”), has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and on July 10, 2006 our stockholders approved the name change. Our results of operations for the three months ended March 31, 2007 consist of STAC and the Company.

The unaudited condensed consolidated financial statements contained herein include commencing February 1, 2006 the results of STAC which became our wholly-owned subsidiary on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec, Inc. from theglobe.com, Inc. As of October 31, 2005 and through February 1, 2006 we retained approximately 23% of the total voting interests in STAC. Accordingly from October 31, 2005 through February 1, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $153,389 charge for our proportionate share of STAC’s losses for the month ended January 31, 2006. The results of operations for the three months ended March 31, 2006 of RelationServe Access, Inc. (“Access”), and Friendsand.com, Inc. (“Friendsand”) have been reflected as discontinued operations in our statement of operations.

Results of Operations

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Our unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 contain three months of operations of STAC, whereas the three months ended March 31, 2006 contain two months of operations of STAC, which became our wholly-owned subsidiary on February 3, 2006. Primarily for this reason, each category of our results of operations for the three months ended March 31, 2007 is higher than the comparative year period.

Net revenues were approximately $9.2 million for the three months ended March 31, 2007, as compared to net revenues of $7.2 million for the three months ended March 31, 2006, an increase of $2.0 million or 27.4%. The principal reason for the increase is that March 31, 2007 includes three months of net revenues of STAC while March 31, 2006 includes two months of net revenues of STAC. For the three months ended March 31, 2007, net revenues from our internet advertising were $6.2 million, or approximately 67.4 % of net revenues. Net revenues from our other revenue sources were $1.2 million from online search, $0.6 million from direct response media, $0.1 million from branded media, and $1.1 million from offline advertising programs. For the three months ended March 31, 2006, net revenues from our internet advertising were $5.9 million, or 82.0% of net revenues. Net revenues from our other revenue sources were $0.2 million from online search, $0.3 million from direct response media, and $0.8 million from offline advertising programs.

Costs of revenues were approximately $4.6 million for the three months ended March 31, 2007. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $4.3 million, and $0.3 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $4.8 million for the three months ended March 31, 2006. The cost of revenues of our internet advertising was $4.6 million, and $0.2 million was from our offline advertising programs.

Gross profit increased $2.1 million to $4.6 million for the three months ended March 31, 2007 from gross profit of $2.5 million for the comparable year period. Gross profit was approximately $4.6 million for the three months ended March 31, 2007, or 49.8% of net revenues. Gross profit from our internet advertising business was $1.8 million, or 29.8% of our internet advertising net revenues for the three months ended March 31, 2007, while our gross profit from offline advertising programs was $0.8 million, or 75.0% of offline advertising program net revenue. Gross profit from our other revenue sources were $1.2 million for online search, $0.6 million for direct response media, and $0.2 million for branded media. Gross profit was approximately $2.5 million for the three months ended March 31, 2006, or 34.1% of net revenues. Gross profit from our internet advertising business was $1.3 million, or 22.3% of our internet advertising net revenues for the three months ended March 31, 2006, while our gross profit from offline advertising programs was $0.7 million, or 80.6% of offline advertising program net revenue. Gross profit from our other revenue sources were $0.2 for online search and $0.3 million for direct response media.

Salaries, wages and benefits expenses were approximately $3.0 million for the three months ended March 31, 2007, as compared to $1.2 million for the comparable year period, an increase of $1.8 million. The increase is primarily due to two months of operations of STAC in 2006 versus three months in 2007, and that the Company significantly increased its staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 32.6% of net revenues for the three months ended March 31, 2007 from 16.3% of net revenues for the comparable year period.

Professional fees increased approximately $0.2 million to $0.6 million for the three months ended March 31, 2007 as compared to $0.4 million for the comparable prior year period. The increase is primarily due to two months of operations of STAC in 2006 versus three months in 2007.

Other general and administrative expenses increased approximately $0.6 million to $1.5 million for the three months ended March 31, 2007 as compared to $0.9 million for the comparable year period. Our other general and administrative expenses as a percentage of net revenues were 16.7% for the three months ended March 31, 2007, as compared to 12.0% of net revenues for the comparable year period.

The components of other general and administrative expenses were as follows:

	For the three months ended March 31,
	2007	2006
Depreciation and amortization	$421,046	$212,579
Travel	108,776	64,847
Marketing expenses	53,493	28,409
Rent	97,249	54,869
Internet bandwidth	133,416	14,958
Commissions	149,675	56,772
Contract labor	44,811	42,064
Other	523,552	390,371

Total other general and administrative expenses	$1,532,018	$864,869

Operating (loss) income decreased $0.6 million to an operating loss of $0.6 million for the three months ended March 31, 2007, from operating income of $24,000 for the three months ended March 31, 2006. The increase in the operating loss is the result of the increase in gross profit of $2.1 million reduced by the increase in our selling, general and administrative expenses of $2.7 million.

Other income (expense) decreased $0.2 million to $3.2 million for the three months ended March 31, 2007 from $3.4 million for the comparable year period. It is comprised of the following:

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of common stock held by holders of our Senior Secured Convertible Debentures, as amended, (the “Debentures”) and preferred stockholders as well as those shares that would be issuable if the Debenture holders converted the Debentures and warrants that they hold into shares of our common stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of common stock issuable upon conversion of the Debentures as a result of the restructuring described above was declared effective on April 12, 2007. As of March 31, 2007, management believes the probability of such penalty is minimal and has reduced the estimated amount of the penalty by $89,000 to $43,000. During the three months ended March 31, 2006 we recognized income of $60,000 in connection with the registration rights agreement. The reduction in the registration rights penalty for the three months ended March 31, 2007 has been presented as a cumulative effect of a change in accounting principal in the accompanying unaudited condensed consolidated statement of operations.

•

Waiver and covenant penalty – There was no waiver and covenant penalty for the three months ended march 31, 2007. We were not in compliance with certain covenants in the debenture agreement for the fourth quarter of 2005. As a result, on February 3, 2006 we issued 525,000 shares of Common Stock with a fair value of approximately $1.4 million to the Debenture holders, and reflected an expense for the three months ended March 31, 2006. This expense is non-cash in nature.

•

Loss on equity-method investment – There was no loss on the equity-method investment for the three months ended March 31, 2007. Prior to consolidation of SendTec on February 3, 2006, we owned 23% of SendTec and accounted for this investment by the equity method, in which we recorded 23% of SendTec’s net loss for January 2006, resulting in an expense of approximately $153,000. This expense is non-cash in nature, and has been recorded as an expense in the three months ended March 31, 2006.

•	Interest income – we earned approximately $36,000 in interest on bank deposits for the three months ended March 31, 2007 as compared to $18,000 for the three months ended March 31, 2006.

•

Interest expense – interest expense increased $1.3 million to $3.2 million for the three months ended March 31, 2007 from $1.9 million for the comparable year period. The increase is primarily due to two months of operations of STAC in 2006 versus three months in 2007, and as a result of the restructuring of the Debentures in November 2006. We incurred total interest expense on the debentures of approximately $3.2 million for the three months ended March 31, 2007. Included in interest expense is $0.5 million of interest that will require payment to the Debenture holders and a non-cash interest charge of $2.7 million to amortize the debt discount. We incurred total interest expense on the debentures of approximately $1.9 million for the three months ended March 31, 2006. Included in interest expense is $0.3 million of interest that will require payment to the Debenture holders and a non-cash interest charge of $1.6 million to amortize the fair value of the warrants issued in conjunction with the debentures and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended March 31, 2007 and 2006 a provision for tax income tax benefits was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential tax assets.

We reported a loss from continuing operations of approximately $3.8 million for the three months ended March 31, 2007 compared to a loss from continuing operations of approximately $3.4 million for the three months ended March 31, 2006. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the three months ended March 31, 2007 and 2006 are non-cash expenses totaling $3.4 million and $3.4 million, respectively.

In June 2006, we sold the business and substantially all of the net assets of Access, and ceased the operations of Friendsand. The operations of Access and Friendsand for the three months ended March 31, 2006 was a net loss of approximately $1.7 million, which is presented as discontinued operations for comparability.

Effective January 1, 2006, we adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” The adoption of this pronouncement did not have a material effect on our financial statements. As a result of the adoption, we recorded a reduction in the registration rights penalty of $88,500.

We reported a net loss of approximately $3.7 million for the three months ended March 31, 2007 compared to a net loss of $5.1 million for the three months ended March 31, 2006. Included in the net loss for the three months ended March 31, 2007 are non-cash expenses totaling $3.4 million. Included in the net loss for the three months ended March 31, 2006 are non-cash expenses totaling $3.4 million and a loss from discontinued operations of $1.7 million.

Liquidity and Capital Resources

We incurred approximately a $3.8 million loss from continuing operations for the three months ended March 31, 2007, which includes an aggregate of approximately $3.4 million in non-cash charges relating to non-cash interest of $2.7 million, depreciation and amortization of $0.4 million, and stock based compensation of $0.2 million, net of non-cash income of $0.1million from the reduction of the registration rights penalty. We also issued stock in payment of approximately $0.3 million of contractual interest expense under our Senior Secured Convertible Debentures.

We are also required to repay the Senior Secured Convertible Debentures on March 31, 2008. These Debentures have a face value of $34,030,000 as of March 31, 2007. We are in the process of formulating a plan to restructure this obligation and believes we have access to capital and other resources to do so, however, no specific plan or alternate source of financing has been developed at this time. Our inability to restructure this debt, if not successful, would have a material adverse affect on our business and financial condition. These matters raise substantial doubt about our Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary should our Company be unable to continue as a going concern.

We integrated our newly acquired business, STAC, into our existing operations and believe that our current capital resources and resources available from STAC will enable us to sustain operations through March 31, 2008, exclusive of Debenture repayments. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary, in the near term.

In July 2006 and April 2007, we successfully completed registrations for resale of certain shares of common stock as required pursuant to our agreements with the Debenture holders and holders of the Series A Preferred Stock. We are required to maintain the effectiveness of these registration statements through at least March 31, 2008 or until such time that all of the registered shares have been sold by the selling stockholders. As a result, we expect to see cost savings in the area of registration costs. We are restricted from incurring additional indebtedness other than certain permitted indebtedness as long as the Debentures remain outstanding.

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

The amended financial covenants required us to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006, which requirements were satisfied. We are required to attain $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007. We were also required to attain minimum cash balances of $3,000,000 as of March 31, 2007, $3,250,000 as of June 30, 2007, $3,500,000 as of September 30, 2007, and $3,750,000 as of December 31, 2007.

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

We anticipate that we will seek to raise additional capital during 2007 and 2008 to fund additional growth of the business and provide cash for operations if necessary; however, there are no specific financing transactions planned at this time. We also cannot provide any assurance that in the event we seek to raise additional capital that such capital will be available on acceptable terms, if at all.

Net cash flows used in operating activities for the three months ended March 31, 2007 were $0.7 million as compared to net cash used in operating activities of $3.9 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, our net loss from continuing operations of approximately $3.8 million, adjusted for non-cash items totaling $3.4 million, including depreciation and amortization of $0.4 million, stock-based compensation of $0.2 million, and non-cash interest of $2.7 million, net of non-cash income of $0.1 from the reduction of the registration rights penalty used $0.4 million in cash. Changes in assets and liabilities used $0.3 million in cash. For the three months ended March 31, 2006, our net loss from continuing operations of approximately $3.4 million, adjusted for non-cash items totaling $3.4 million, including depreciation and amortization of $0.2 million, stock-based compensation of $0.1 million, stock issued to satisfy a waiver and covenant fee of $1.4 million, non-cash interest of $1.6 million, and a loss on an equity-method investment of $0.2 million, net of non-cash income of $0.1 from the reduction of the registration rights penalty did not provide nor use cash. Changes in assets and liabilities used $3.9 million in cash.

Net cash flows used in investing activities for the three months ended March 31, 2007 were $0.1 million as compared to net cash provided by investing activities of $9.3 million for the three months ended March 31, 2006. For the three months ended March 31, 2007 we used cash to purchase $0.1 million of property and equipment. For the three months ended March 31, 2006 we acquired $9.4 million of cash in the SendTec consolidation, and received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com, Inc. We used cash to purchase property and equipment of $0.2 million, and incurred $0.2 in transaction expenses.

Net cash flows used in financing activities for the three months ended March 31, 2007 were $0.1 million as compared to net cash provided by financing activities of $0.8 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, we repurchased and retired common stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $29,000. For the three months ended March 31, 2006 we received net proceeds from the sale of Common Stock and exercise of warrants of $0.7 million.

There were no discontinued operations for the three months ended March 31, 2007. Discontinued operations used $0.9 million of net cash in operating activities and used $0.1 million from investing activities for the three months ended March 31, 2006.

We reported a net decrease in cash for the three months ended March 31, 2007 of $1.0 million as compared to a net increase in cash of $5.1 million for the three months ended March 31, 2006. At March 31, 2007 we had cash on hand of $5.1 million.

Critical Accounting Policies

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), which requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

On an ongoing basis, we evaluate our estimates and judgments. Areas in which we exercise significant judgment include, but are not limited to, our valuation of accounts receivable, revenue recognition, depreciation, amortization, recoverability of long-lived assets, income taxes, equity transactions and contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission Staff Bulletin No. 104.

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

A description of significant accounting policies that require us to make estimates and assumptions in the preparation of our consolidated financial statements is as follows:

Revenue Recognition – We follow the guidance of the SEC’s Staff Accounting Bulletin 104 for revenue recognition. In general, we record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the sales price to the customer is fixed or determinable, and collectibility is reasonably assured. Certain of our revenue is reported on a gross basis, while certain other revenue is reported on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable. The following policies reflect specific criteria for our various revenues streams:

Internet advertising: Revenue from the distribution of internet advertising, which principally includes the placement of banner ads and e-mail transmission of services is recognized when internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. We report these revenues gross because it is responsible for fulfillment of the service, has substantial latitude in setting price and assumes the credit risk for the entire amount of the sale, and it is responsible for the payment of all obligations incurred with media providers.

Online search: Revenue derived from search engine marketing services, such as search engine keyword buying, is recognized on a net basis in the period when the associated keyword search media is clicked on by a consumer. We typically earn a media commission equal to a percentage of the keyword search media purchased for our clients. In many cases, the amount we bill to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the search engine keyword media. Amounts received in advance of search engine keyword media purchases are deferred and included in deferred revenue in the accompanying balance sheet.

Direct response media: Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount we bill to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying balance sheet.

Advertising programs: Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to 12 weeks and we usually collect amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying balance sheet. We report these revenues gross because it is responsible for the fulfillment of the service.

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

Stock Based Compensation – Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.”. This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the year ended December 31, 2006 we recognized approximately $1,099,000 in expenses.

ITEM 3.	CONTROLS AND PROCEDURES

Our principal executive officer and principal financial and accounting officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our controls and procedures are effective.

There was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934), that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2007, we or our predecessors have been named as defendants in two separate claims made by customers arising in the ordinary course of its business. The Company believes it has substantial defenses and intends to vigorously defend itself against any and all actions taken by the plaintiffs in these matters. We are from time to time involved in various matters or disputes also arising in the ordinary course of business. We do not believe that any potential damages that could arise from any of these matters will have a material adverse effect on our financial condition or the results of its operations.

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

On April 5, 2006, Mr. Ohad Jehassi, our former Chief Operating Officer, filed an action against us in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida in connection with his termination by the Company (the “Jehassi Complaint”). Mr. Jehassi alleged that we breached an Employment Agreement and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Mr. Jehassi filed an Amended Complaint adding a claim for violation of the Florida Whistleblower’s Act, and on August 14, 2006, filed a Fourth Amended Complaint adding a claim for unpaid wages under a Florida statute. In February 2007, Mr. Jehassi filed a Fourth Amended Complaint (substantially similar to the Third Amended Complaint). Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of our common stock he alleges he is entitled to. We have filed an answer to the Third Amended Complaint denying that Mr. Jehassi is entitled to any relief and have asserted a counterclaim against Mr. Jehassi. This action is now in the discovery phase. We believe this action is without merit, and intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-1041 1-MEL. On March 6, 2006 Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with our acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, then-Chairman of our Board of Directors, as an additional defendant, and alleging that Mr. Brauser tortuously interfered with Boston Meridian’s contract with us. Boston Meridian sought an aggregate of $917,302 in fees and expenses and 100,000 shares of our common stock as damages. We filed a motion to dismiss this action for lack of personal jurisdiction, improper venue, and failure to state a claim. This motion has been fully submitted to the District Court and we are awaiting a decision. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations. We also filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts, and seeking damages in excess of $75,000. Both defendants in the New York action filed motions to dismiss this action. The court granted Sage Capital’s motion to dismiss and withheld decision with respect to Boston Meridian’s motion to dismiss pending a decision on the motion in the Massachusetts action. During January 2007, we reached an agreement with Boston Meridian providing for settlement of the pending action upon payment of $200,000 in cash, plus delivery of 1,200,000 shares of our common stock with a fair value of $312,000. The effectiveness of the settlement remains subject to approval by at least 75% of the holders of the Company’s 6% Senior Secured Convertible Debentures. A loss contingency in the amount of $512,000 is included in the Company’s balance sheet at March 31, 2007.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against us and Omni Point Marketing LLC for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss sought compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. We also had accounts receivable due from Weiss of approximately $350,000 associated with discontinued operations which we have fully reserved. We have reached an agreement settling of this matter for $30,000 to be paid in three installments and have executed a mutual release with Weiss. We recorded the amount as a loss contingency in our statement of operations for the year ended December 31, 2006.

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

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against us and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on us in August. We have served an answer to R&R’s complaint denying that R&R is entitled to any relief. This action is now in the discovery phase. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

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

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to our Debentures and has threatened legal action, although, to date, no action has been taken. During February 2007, the Company reached an agreement in principle for settlement of this matter upon issuance of 650,000 shares of our common stock. The effectiveness of the settlement is subject to entry into a definitive agreement and approval by holders of our Debentures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 31, 2007, a Debenture holder exercised conversion rights on $250,000 of principal, and the Company issued 500,000 shares of the Company’s Common Stock.

On February 1, 2007, the Company issued an aggregate of 722,264 shares of Common Stock to Debenture holders representing payment of $266,732 of interest.

On February 12, 2007, a Debenture holder exercised conversion rights on $300,000 of principal, and the Company issued 600,000 shares of the Company’s Common Stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

On April 12, 2007, a registration statement covering the resale of 128,940,395 shares of our common stock, including shares underlying the Debentures, was declared effective by the Securities and Exchange Commission.

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

SendTec, Inc.

May 15, 2007	By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	By:	/s/ Donald Gould
Donald Gould
(Principal Financial Officer)