Form 10QSB
period 2007-06-30
SENDTEC, INC.
filed 2007-08-14
CIK 1296001

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

For the quarterly period ended June 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,102,334 shares at August 9, 2007

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED JUNE 30, 2007

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

JUNE 30, 2007

(Unaudited)

ASSETS
Current assets
Cash and equivalents	$5,918,573
Accounts receivable, less allowance for doubtful accounts of $188,000	8,526,855
Prepaid expenses	458,605

Total current assets	14,904,033

Property and equipment, net	1,286,618
Intangible assets, net	7,559,717
Goodwill	32,945,787
Other assets	32,329

Total assets	$56,728,484

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,404,611
Debentures payable, net of debt discount of $7,901,040	24,828,960
Accrued expenses	2,521,844
Accrued compensation	280,498
Accrued penalty – registration rights	43,000
Current portion of capital lease obligations	121,317
Deferred revenue	2,363,025

Total current liabilities	38,563,255

Capital lease obligations, net of current portion	21,345
Deferred rent	118,224

Total liabilities	38,702,824

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 190,000,000 shares authorized; 53,102,334 shares issued and outstanding	53,102
Additional paid in capital	82,577,969
Accumulated deficit	(64,605,411)

Total stockholders’ equity	18,025,660

Total liabilities and stockholders’ equity	$56,728,484

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$7,938,021	$10,562,738	$17,130,095	$17,780,198

Cost of revenues	4,408,762	6,988,003	9,020,759	11,742,604

Gross profit	3,529,259	3,574,735	8,109,336	6,037,594

Selling, general and administrative expenses
Salaries, wages and benefits	2,833,432	2,525,305	5,834,029	3,892,023
Professional fees	124,568	677,308	743,731	1,075,973
Restructuring charges	491,237	—	491,237	—
Other general and administrative	1,596,790	1,266,275	3,128,807	1,854,005

Total operating expenses	5,046,027	4,468,888	10,197,804	6,822,001

Loss from operations	(1,516,768)	(894,153)	(2,088,468)	(784,407)
Other income (expense)
Registration rights penalty	—	133,500	—	193,500
Waiver and covenant fee	—	—	—	(1,443,750)
Loss on equity-method investment	—	—	—	(153,389)
Interest income	44,462	18,710	80,422	37,129
Interest expense	(3,849,328)	(2,994,555)	(7,097,082)	(4,977,570)

Total other expense	(3,804,866)	(2,842,345)	(7,016,660)	(6,344,080)

Loss from continuing operations	(5,321,634)	(3,736,498)	(9,105,128)	(7,128,487)
Loss from discontinued operations	—	(2,268,109)	—	(4,010,649)
Loss on disposal of discontinued operations	—	(605,439)	—	(605,439)
Cumulative effect of change in accounting principle	—	—	88,500	—

Net loss	$(5,321,634)	$(6,610,046)	$(9,016,628)	$(11,744,575)

Net loss per common share - basic and diluted
- Continuing operations	$(0.10)	$(0.08)	$(0.17)	$(0.16)
- Discontinued operations	$—	$(0.06)	$—	$(0.11)
- Cumulative effect of change in accounting principle	$—	$—	$—	$—

- Total	$(0.10)	$(0.14)	$(0.17)	$(0.27)

Weighted average number of common shares outstanding - basic and diluted	54,182,533	48,698,989	53,017,670	43,136,726

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2007	—	—	47,495,997	$47,496	$79,541,963	$(55,588,783)	$24,000,676
Common stock issued upon conversion of Debenture principal	—	—	3,700,000	3,700	1,846,300	—	1,850,000
Amortization of stock based compensation	—	—	—	—	369,830	—	369,830
Common stock issued as partial interest payment to Debenture Holders	—	—	980,761	980	340,516	—	341,496
Common stock issued in settlement of litigation	—	—	1,200,000	1,200	310,800	—	312,000
Reclassification of shares subject to put right	—	—	—	—	(266,732)	—	(266,732)
Repurchase and retirement of common stock subject to redemption	—	—	(274,424)	(274)	274	—	—
Expiration of put rights	—	—	—	—	435,018	—	435,018
Net loss	—	—	—	—	—	(9,016,628)	(9,016,628)

Balance – June 30, 2007	—	—	53,102,334	$53,102	$82,577,969	$(64,605,411)	$18,025,660

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss - continuing operations	$(9,105,128)	$(7,128,487)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	839,643	336,230
Stock-based compensation	369,830	279,364
Non-cash interest	6,059,547	4,098,351
Non-cash restructuring charge	51,818	—
Waiver and covenant fee	—	1,443,750
Provision for bad debt	133,520	167,500
Loss on equity-method investment	—	153,389
Registration rights penalty	—	(193,500)
Changes in assets and liabilities:
Accounts receivable	783,936	(3,050,971)
Prepaid expenses and other assets	(149,112)	(138,076)
Accounts payable	(1,092,333)	(998,617)
Accrued expenses	943,167	(323,622)
Accrued compensation	22,859	(125,691)
Deferred rent	(13,777)	(8,369)
Deferred revenue	1,255,056	624,163

Total adjustments	9,204,154	2,263,901

Net cash provided by (used in) continuing operating activities	99,026	(4,864,586)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Cash acquired in purchase accounting	—	9,347,155
Cash received in reconciliation of asset purchase	—	318,750
Purchase of property and equipment	(138,908)	(406,137)
Investment in prospective acquiree	—	(194,825)
Cash used in acquisition	—	(20,619)

Net cash (used in) provided by continuing investing activities	(138,908)	9,044,324

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Net proceeds from sales of common stock	—	675,000
Proceeds received upon exercise of warrants	—	62,500
Repurchase and retirement of common stock subject to redemption	(99,667)	—
Principal payments on capital lease obligations	(60,666)	(20,083)

Net cash (used in) provided by continuing financing activities	(160,333)	717,417

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(1,720,801)
Net cash used in investing activities	—	1,302,646
Net cash used in financing activities	—	—

Net cash used in discontinued operations	—	(418,155)

Net (decrease) increase in cash and equivalents	(200,215)	4,479,000
Cash and equivalents – beginning of period	6,118,788	156,472

Cash and equivalents – end of period	$5,918,573	$4,635,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$785,683	$1,054,327
Income taxes	$11,675	$—
Non-cash investing and financing activities
Issuance of common stock in connection with partial payments of interest	$341,497	$—
Conversion of Debentures Principal into common stock	$1,850,000	$—
Computer equipment capital lease	$36,925	$241,538
Issuance of common stock in connection with consolidation	$—	$5,306,022
STAC Consolidation - See Note 4

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto of SendTec, Inc., formerly RelationServe Media, Inc. (the ‘‘Company’’ or ‘‘SendTec’’) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The unaudited condensed consolidated financial statements include SendTec, Inc. (the “Company”) and its wholly owned subsidiaries SendTec Acquisition Corp. (“STAC”) which became a wholly-owned subsidiary under a purchase business combination completed on February 3, 2006, RelationServe Access, Inc. (“Access”) and Freindsand.com, Inc. (“Friendsand”). STAC was 23% owned by the Company for the period October 31, 2005 and through February 1, 2006. Accordingly, the accompanying statements of operations for the six months ended June 30, 2006 include the Company’s proportionate share of STAC’s losses for the period of January 1, 2006 through February 2, 2006 in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

On June 15, 2006, the Company sold substantially all of the business and net assets of Access and ceased the operations of the business of Friendsand. The financial statements for the three and six months ended June 30, 2006 have been retroactively reclassified to reflect the discontinued operations. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION, GOING CONCERN AND LEGAL MATTERS

Liquidity, Financial Condition and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss from continuing operations of approximately $9,105,000 for the six months ended June 30, 2007, which includes an aggregate of approximately $7,402,000 in non-cash charges including non-cash interest of $6,059,000, depreciation and amortization of $840,000, stock based compensation of $370,000, and a provision for bad debts of $133,000. The Company also issued stock in payment of approximately $342,000 of contractual interest expense under its Senior Secured Convertible Debentures (the “Debentures”) described in Note 8.

The Debentures, which were amended on November 10, 2006, are required to be repaid by the Company on March 31, 2008. These Debentures have a remaining principal balance of $32,730,000 as of June 30, 2007. The Company currently does not have sufficient capital resources to repay the Debentures upon their maturity. Accordingly, the Company must either restructure this obligation or raise replacement capital in order to avoid a default. The Company is in the process of formulating a plan to restructure this obligation and believes it has access to capital resources to do so, however, no specific plan has been developed nor has an alternate source of financing been identified at this time. Settlement of the Debentures through a conversion of principal into shares of common stock is within the control of the Debenture holders. The Company’s inability to restructure this debt through any other alternative would have a material adverse effect on its business and financial condition. In addition, adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company believes, exclusive of its obligation to repay the Debentures, that its current capital resources combined with revenues it expects to generate during the next twelve months will enable it to fund its operating activities through June 30, 2008. The Company may seek to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary.

The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of a Securities Purchase Agreement described in Note 8 (the “Securities Purchase Agreement”) and is also required to attain minimum cash balances of $3,500,000 as of September 30, 2007, and $3,750,000 as of December 31, 2007. The amended financial covenants also required the Company to attain minimum net revenues of $5,450,000, and $5,700,000 for each of the three months periods ending on September 30, 2007 and December 31, 2007 respectively. The Company was required to attain minimum cash balance of $3,250,000 as of June 30, 2007, and minimum net revenues $5,175,000 for the three months ended June 30, 2007, which it attained. Per the amended financial covenants, net revenues are defined as net revenues calculated in accordance with GAAP as applied by the Company in its audited financial statements. See Note 3 for a description of the Company’s revenue recognition policies.

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

Legal Proceedings

Other than the actions stated below, the Company is involved in various matters or disputes arising in the ordinary course of the Company’s business. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity.

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

On April 5, 2006, Ohad Jehassi (“Jehassi”), the Company’s former Chief Operating Officer, filed an action against the Company in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida. Jehassi alleged that the Company breached an employment agreement and owes him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an Amended Complaint adding a claim for an alleged violation of Florida’s Whistleblower Act, and on August 14, 2006, filed a Third Amended Complaint adding a claim for unpaid wages under a Florida statute. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of the Company’s stock he alleges he is entitled to. The Company has filed an answer to the Third Amended Complaint denying that Jehassi is entitled to any relief and has asserted a counterclaim against Jehassi. In February 2007, Mr. Jehassi filed a Fourth Amended Complaint (substantially similar to the Third Amended Complaint). The case is now in the discovery phase. The Company believes this action is without merit, and intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-10411-MEL; On March 6, 2006, Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with the Company’s acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, then-Chairman of the Board of the Company, as an additional defendant, and alleging that Mr. Brauser tortuously interfered with Boston Meridian’s contract with the Company. In the complaint, Boston Meridian sought an aggregate of $917,302 in fees and expenses and 100,000 shares of the Company’s common stock as damages.

The Company filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York,

against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts. The court granted Sage Capital’s motion to dismiss and withheld decision with respect to Boston Meridian’s motion to dismiss.

In the interim, the Company and Boston Meridian reached an agreement to resolve the pending actions which provided for payment to Boston Meridian of $200,000 in cash and delivery of 1,200,000 shares of Common Stock. During June 2007, the payment and delivery of stock have been made and the actions have been dismissed with prejudice.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against the Company and Omni Point Marketing LLC for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss sought compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. The Company also had accounts receivable due from Weiss of approximately $350,000 associated with its discontinued operations which it fully reserved. The Company has reached an agreement settling this matter for $30,000 to be paid to Weiss in three installments and has executed a mutual release with Weiss. During the six months ended June 30, 2007, the Company paid $20,000 with respect to this settlement. The accompanying unaudited condensed consolidated balance includes a $10,000 liability for the remaining amount due under the settlement of this obligation, which was paid in July 2007.

On February 3, 2006, InfoLink Communications Services, Inc, (“InfoLink”) filed a complaint against the Company and Omni Point Marketing LLC in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point Marketing LLC and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. The Company does not believe that InfoLink has sufficiently pled any factual basis to support its claim. The Company filed a motion asking the Court to enter sanctions against InfoLink, including, but not limited to, dismissal of the case with prejudice for InfoLink’s failure to comply with a court order to produce discovery materials. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against the Company and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on the Company in August 2006. The Company has served an answer to R&R’s complaint denying that R&R is entitled to any relief. This action is now in the discovery phase. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about April 28, 2006, LeadClick Media, Inc. commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court and filed an answer with counterclaims in July 2006. The case is scheduled to proceed to trial on September 6, 2007. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, the Company believes the purchaser (Come & Stay, S.A.) is required to assume certain liability with respect to this matter, however, the purchaser has contested this fact. As a result, the Company has commenced an arbitration proceeding before the American Arbitration Association seeking to have the purchaser assume liability for amounts that may be due by the Company to Leadclick.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson, as the putative class representative, against the Company and certain of the Company’s former officers and directors alleging securities laws violations in connection with the purchase of the Company’s stock during the period of May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against the Company, as an individual, in State Court in Indiana, which action was dismissed in July 2006. The Florida District Court permitted the plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of the Company’s common stock in the open market, and naming additional former and present officers and directors of the Company and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act and Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of the Company, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The District Court dismissed the First Amended Complaint on March 6, 2007 and gave leave to the plaintiffs to file an amended complaint, which was filed on March 19, 2007. By decision dated June 12, 2007, the District Court dismissed the Second Amended Complaint, with prejudice, and state law claims without prejudice. Plaintiffs have noted their appeal of the June 12, 2007 dismissal of the Second Amended Complaint.

The Company has received notice from the United States Court of Appeals, for the Eleventh Judicial Circuit that the appeal in this case has been scheduled for mediation, pursuant to Federal Rule of Appellate Procedure 33, on September 19, 2007. The mediation will be conducted by a Circuit Mediator and is for the purpose of exploring possibilities for settlement of the dispute being appealed in its entirety, including any related claims that may not yet be ripe for review by the Eleventh Circuit. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On July 25, 2007, Richard Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Compliant in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Company believes that this action, like those previously filed, is without merit and will vigorously defend itself in this matter.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. This matter proceeded to an arbitration hearing which commenced on June 25, 2007. The final post-hearing submissions are to be submitted to the arbitrator on or before August 16, 2007, and a decision is expected in September 2007. The Company cannot predict the outcome or range of possible loss, if any, and cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On or about September 26, 2006, the Company received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints submitted to the SEC, the New York Attorney General, and the Florida Attorney General, and assert various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges the Company agreed to transfer pursuant to a written assignment agreement. Claimant asserts that, in July 2005, a third party agreed to transfer rights to receive shares of Company stock to claimant and failed to do so, and that the Company is under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. The Company believes these claims to be substantially without merit and intends to vigorously defend itself with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to the Company’s Debentures and has threatened legal action, although, to date, no action has been taken. The Company has engaged in settlement discussions with counsel for Sunrise after the matter was referred to mediation. During February 2007, the Company reached a preliminary agreement in principal for settlement of this matter upon the issuance of 650,000 shares of its common stock with a fair value of $169,000 and recorded a liability for the preliminary settlement, although negotiations continue. The effectiveness of any settlement is subject to approval by holders of the Company’s debentures. During the three months ended June 30, 2007 the estimated liability for the preliminary settlement was reduced to $146,000 based on the value of the consideration that would be payable upon the settlement of this obligation

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Advertising programs: Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take 8 to 12 weeks and the Company usually collects amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are also deferred and included in prepaid expenses. In addition, revenues from creative services, third party research, retainer fees, and strategic consulting are included in this category. The Company reports these revenues gross because it is responsible for the fulfillment of the service.

Revenues by revenue stream are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
Internet advertising	$5,221,532	$8,592,232	$11,415,776	$14,508,127
Online search	1,011,082	357,931	2,202,230	538,700
Direct response media	632,142	528,285	1,230,851	835,861
Advertising programs	1,102,165	1,077,037	2,158,209	1,890,257
Other	(28,900)	7,253	123,029	7,253

	$7,938,021	$10,562,738	$17,130,095	$17,780,198

Cash and Equivalents

Cash and equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $188,000.

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

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates during the three and six months ended June 30, 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, debenture modification accounting, and loss contingencies.

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

The Company is currently obligated under two registration rights agreements requiring it maintain the effectiveness of a registration statement covering the resale of shares underlying previous placements of preferred stock and convertible debt with warrants through at least March 31, 2008 or until all shares have been sold by the selling stockholders in these registrations. The maximum amount of penalty that Company could incur (payable in cash) as of June 30, 2007 is not substantially different than the amount the Company has recorded. On January 1, 2007, the Company reduced the carrying amount of its liability for estimated penalties in accordance with FSP EITF 00-19-02 by approximately $89,000 to $43,000, which is included in the accompanying unaudited condensed consolidated balance sheet. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the six months ended June 30, 2007.

Net Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at June 30, 2007 include the following:

Options	6,598,000
Warrants	8,697,487
Convertible Debentures	65,460,000

Total common stock equivalents	80,755,487

The Company included 3,230,730 common stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the three and six months ended June 30, 2007, since warrants are exercisable for nominal consideration.

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three and six months ended June 30, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were approximately $212,600 and $103,300 for the three months ended June 30, 2007 and 2006, respectively, and were $266,100 and $131,700 for the six months ended June 30, 2007 and 2006, respectively. Advertising costs are included in other operating expenses in the unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 2007, the Company had approximately $5,919,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2007.

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

NOTE 4 – ACQUISITION OF SENDTEC

On August 9, 2005, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), as amended on August 23, 2005, with theglobe.com, Inc. and its wholly-owned subsidiary, SendTec. The Asset Purchase Agreement provided for the Company to purchase, through SendTec Acquisition Corp. (“STAC”), the business and assets of SendTec (the “Asset Purchase”). The Asset Purchase Agreement ( as amended), and certain other contemporaneous agreements, including the Securities Purchase Agreement described in Note 8 , provided for the mandatory consolidation of STAC, as defined in the Securities Purchase Agreement (the “Consolidation”) with the Company upon the attainment of certain contractual milestones (the “Consolidation Milestones”). The Company owned 23% of STAC (which acquired SendTec from the globe.com, Inc. in October 31, 2005) for the period of October 31, 2005 through February 3, 2006, the date in which the Company satisfied the Consolidation Milestones and completed its acquisition of 100% of SendTec through STAC. As described in Note 1, the Company accounted for its investment in STAC, through the date of the consolidation under the equity method prescribed in APB 18. Accordingly, the Company recorded a $1,034,102 charge for its proportionate share of STAC’s losses for the period of November 1, 2005 through December 31, 2005, and a $153,389 charge for its proportionate share of STAC’s losses for the period of January 1, 2006 through February 3, 2006.

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

A reconciliation of the amount of goodwill recorded by STAC upon its acquisition of SendTec on October 31, 2005 to the amount recorded by the Company upon its consolidation with STAC on February 3, 2006, is as follows:

Excess of purchase price over net assets acquired by STAC at October 31, 2005 allocated to goodwill	$28,366,091
Net Losses of STAC for the period of November 1, 2005 through January 31, 2006, net of equity loss recognized by the Company of $1,187,491	3,975,513
Consolidation Date adjustments to the fair values of :
Senior Secured Convertible Debentures	(486,224)
Non-compete agreements	(117,666)
Company Transaction Expenses	1,273,086
Assumption of registration rights obligation at fair value	250,000
Dividend paid to STAC Preferred Stockholders	3,737

Excess of purchase price over net assets acquired at February 3, 2006 allocated to goodwill	33,264,537
Less cash received in March 2006 under a purchase price adjustment	(318,750)

Excess of purchase price over net assets acquired as of June 30, 2007 allocated to goodwill	$32,945,787

On the date of the Consolidation, STAC’s tangible net assets amounted to $6,079,780, including cash of $9,347,155, which is presented as cash acquired in business combination in the accompanying unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2006.

The following unaudited pro-forma information reflects the results of continuing operations of the Company, as if the acquisition had been consummated as of January 1, 2006:

	For the three months ended June 30, 2006	For the six months ended June 30, 2006
Revenues	$10,563,000	$20,565,000
Net Loss – continuing operations	(3,736,000)	(7,385,238)
Net Loss per share – basic and diluted	(0.08)	(0.17)

NOTE 5 – PROPERTY AND EQUIPMENT

At June 30, 2007, property and equipment consist of the following:

Equipment	$921,477
Furniture and fixtures	255,838
Leasehold improvements	28,894
Software	678,172

Property and equipment	1,884,381
Less accumulated depreciation	(597,763)

Property and equipment, net	$1,286,618

Depreciation expense was approximately $122,000 and $48,000 for the three months ended June 30, 2007 and 2006, respectively, and $241,000 and $140,000 for the six months ended June 30, 2007 and 2006, respectively.

Property and equipment include $278,500 of equipment purchases that were financed under capital lease obligations as of June 30, 2007, of which $241,500 were purchased during 2006 and $37,000 were purchased during 2007. The accumulated depreciation on these assets amounted to $96,000 as of June 30, 2007.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At June 30, 2007, goodwill and other intangible assets consist of the following:

Goodwill	$32,945,787

Amortizable Intangible Assets:
Customer relationships	$8,729,000
Non-compete agreements	590,000
Less accumulated amortization	(1,759,283)

Intangible assets, net	$7,559,717

The Company, as of June 30, 2007, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company also evaluated the carrying amounts of its amortizable intangible assets in accordance with SFAS 144 to determine whether such carrying amounts exceed net realizable value. The Company does not believe that any material events or changes in its circumstances occurred during the six months ended June 30, 2007 that would indicate that the carrying amount of its goodwill or amortizable intangibles exceed their fair value.

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

Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $296,600 and $246,700 for the three months ended June 30, 2007 and 2006, respectively, and $598,900 and $411,100 for the six months ended June 30, 2007 and 2006, respectively. During the three months ended June 30, 2007, the Company wrote off intangible assets with a net book value of approximately $51,800 as restructuring charges (see Note 15). Amortization expense subsequent to June 30, 2007 is as follows:

Period from July 1, 2007 through December 31, 2007	$587,395
Years ending December 31:
2008	1,157,515
2009	1,071,152
2010	1,063,783
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$7,559,717

NOTE 7 – ACCRUED EXPENSES

As of June 30, 2007, accrued expenses are comprised of the following:

Legal contingencies liability	$391,250
Branded media costs	684,379
Interest	405,922
Media costs	452,870
Other	587,423

Total accrued expenses	$2,521,844

NOTE 8 – DEBENTURES

As described in Note 4, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures in the original principal amount of $34,950,000 with an original maturity date of October 30, 2009. The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. Accordingly, the Company is obligated under the terms of the Securities Purchase Agreement, as amended, to repay $32,730,000 of the remaining principal balance due on the STAC Debentures on March 31, 2008. Under the modified terms of the Securities Purchase Agreement, these debentures bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $.50 per share at the option of the Debenture Holders.

A summary of the remaining carrying amount of the Debentures at June 30, 2007, after giving effect to $2,220,000 of principal converted to 4,440,000 shares of common stock, is as follows:

Remaining Principal (due March 31, 2008 with interest at 6% per annum)	$32,730,000
Less unamortized discount	(7,901,040)

Net Carrying Value	$24,828,960

The difference between the carrying value of the modified debt instrument and the mandatory redemption amount is being accreted as interest expense over the term of the amended Securities Purchase Agreement through March 31, 2008.

The amended financial covenants require the Company to attain minimum net revenues of $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007. The Company must also attain minimum cash balances of $3,000,000 at the end of the first quarter of 2007, $3,250,000 at the end of the second quarter of 2007, $3,500,000 at the end of the third quarter of 2007, and $3,750,000 at the end of the fourth quarter of 2007. Per the amended financial covenants, net revenues are defined as net revenues calculated in accordance with GAAP as applied by the Company in its audited financial statements. See Note 3 for a description of the Company’s revenue recognition policies.

The Debentures were amended on November 10, 2006 to provide for a (i) reduction in the conversion price from $1.50 per share to $.50 per share and (ii) change the maturity date from October 31, 2009 to March 31, 2008, in exchange for a release of previous instances of non-compliance with certain financial covenants. The modification of the Debentures resulted in a constructive extinguishment of this instrument under its terms prior to the date of the modification. The Debentures, under the original terms, were fully discounted at the time they were assumed by the Company concurrent with its Consolidation of STAC on February 3, 2006. The difference between the carrying value of the Debentures and their mandatory redemption amount is being accreted as interest expense through March 31, 2008. Interest expense is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
Discount amortization	$3,337,612	$2,330,000	$6,059,547	$3,883,333
Contractual interest	505,769	530,076	1,023,731	873,752
Amortization of deferred financing fees	*	129,011	*	215,018

Debenture interest	$3,843,381	$2,989,087	$7,083,278	$4,972,103

*	written off in November 2006 as a result of restructure of the Debentures.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

During April 2006 and April 2007, the Company entered into various capital leases with an aggregate present value of $278,400. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 10% to 17%. Lease payments, including amounts representing interest, amounted to $70,936 for the six months ended June 30, 2007. The leases require monthly payments of approximately $13,000 including interest at discount rates ranging from 10% to 17% and are due at various times through May 2010.

Minimum lease payments due subsequent to June 30, 2007 are as follows:

Period from July 1, 2007 through December 31, 2007	$76,799
Years ending December 31:
2008	59,052
2009	12,500
2010	6,674

Total minimum lease payments	155,025
Less amounts representing interest	(12,363)

Present value of minimum lease payments	142,662
Less current portion	(121,317)

Long-term portion	$21,345

NOTE 10 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers.

During the three months ended June 30, 2007, two customer’s revenues represented approximately 29.3% and 10.9%, respectively, of the Company’s revenue.

During the six months ended June 30, 2007, one customer’s revenues represented approximately 28.2% of the Company’s revenue and approximately 13.3% of total accounts receivable at June 30, 2007.

During the three months ended June 30, 2006, three customer revenues represented approximately 16.5%, 19.3%, and 19.3% respectively, of the Company’s revenue.

During the six months ended June 30, 2006, three customer’s revenues represented approximately 13.6%, 17.4%, and 21.6%, respectively, of the Company’s revenue.

NOTE 11 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of SendTec. There were no revenues from this customer for the three months ended June 30, 2007 and $157,136 in revenues for the three months ended June 30, 2006. There were no revenues from this customer during the six months ended June 30, 2007 and $157,136 in revenues for the six months ended June 30, 2006. There was no accounts receivable from this customer as of June 30, 2007.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the three months ended June 30, 2007 and 2006 the Company incurred $42,065 and $57,250, respectively, in fees and commissions. For the six months ended June 30, 2007 and 2006 the Company incurred $74,237 and $73,365, respectively, in fees and commissions. At June 30, 2007 $22,022 of such fees and commissions were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

The Company pays fees and commissions to a company whose principal shareholder is a member of the Company’s Board of Directors. There were no fees or commissions for the three months ended June 30, 2007 and $8,000 in fees and commissions for the three months ended June 30, 2006. For the six months ended June 30, 2007 and 2006 the Company incurred $2,000 and $16,000, respectively, in fees and commissions. At June 30, 2007 there were no fees and commissions that remained outstanding.

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

The Company and its subsidiaries file consolidated federal and various state income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2005. These income tax returns have not been examined by the applicable Federal and State tax authorities. The Company has not yet filed its income tax returns for the year ended December 31, 2006.

Management does not believe that the Company has any material uncertain tax position requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy, is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

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

Stock Registration Rights Agreements

The Company is obligated to maintain the effectiveness of certain registration statements it has filed with the SEC under Registration Rights Agreement with the investors of its Series A Preferred Stock (converted into common stock on February 3, 2006) and the Securities Purchase Agreement described in Note 8. As described in Note 3, the Company adopted FSP EITF 00-19-2 on January 1, 2006 and reduced its reserve for estimated penalties under registration rights agreements by approximately $89,000 to $43,000, which is included in the accompanying unaudited condensed consolidated balance sheet. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the six months ended June 30, 2007.

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Future minimum lease payments are approximately as follows:

Period from July 1, 2007 through December 31, 2007	$203,400
Years ending December 31:
2008	415,400
2009	426,900
2010	60,100

Total minimum lease payments	$1,105,800

Rent expense for the three months ended June 30, 2007 and 2006 was approximately $134,600 and $99,300, respectively, including $41,100 and $7,300, respectively, for a share of operating expenses. Rent expense for the six months ended June 30, 2007 and 2006 was approximately $231,900 and $149,400, respectively, including $44,800 and $11,100, respectively, for a share of operating expenses. Rent expense is being recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

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

As described below, Debenture Holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At June 30, 2007, 3,230,730 warrants remained outstanding with respect to this financing transaction.

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

As of June 30, 2007, the Company has 8,697,487 common stock purchase warrants outstanding with a weighted average exercise price of $0.53 per share. A summary of the Company’s outstanding common stock purchase warrants granted through and changes during the period is as follows:

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

On March 31, 2007, two Debenture holders exercised their rights to require the Company to repurchase 253,226 shares of its common stock since a registration statement covering the resale of such shares was not yet effective. Accordingly, the Company repurchased and retired these shares for an aggregate price of $93,933, including interest of $1,933.

On April 13, 2007, a Debenture holder exercised their rights to require the Company to repurchase 21,198 shares of its common stock since a registration statement covering the resale of such shares was not yet effective, Accordingly, the Company repurchased and retired these shares for an aggregate price of $7,667, including interest of $21.

On April 16, 2007, a Debenture holder exercised conversion rights on $400,000 of principal, and the Company issued 800,000 shares of the Company’s Common Stock.

On May 14, 2007, the Company issued an aggregate of 258,497 shares of Common Stock to Debenture holders representing payment of $74,765 of interest.

On May 18, 2007, a Debenture holder exercised conversion rights on $400,000 of principal, and the Company issued 800,000 shares of the Company’s Common Stock.

On May 23, 2007, a Debenture holder exercised conversion rights on $500,000 of principal, and the Company issued 1,000,000 shares of the Company’s Common Stock.

On June 6, 2007, the Company issued 1,200,000 shares of the Company’s Common Stock in the settlement of litigation.

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

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of June 30, 2007 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of June 30, 2007, an aggregate of 2,910,000 shares and options have been granted under the plan, leaving an aggregate of 390,000 shares and options available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of June 30, 2007, an aggregate of 1,200,000 options have been granted under the plan, leaving an aggregate of 800,000 options available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of June 30, 2007, an aggregate of 2,488,000 shares and options have been granted under the plan, leaving an aggregate of 212,000 shares and options available for future issuance.

2007 Incentive Stock Plan

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). The 2007 Plans are subject to stockholder approval and the Company has not made any grants under such plans.

Share based payments made during the six months ended June 30, 2007 are as follows:

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

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2007 is $0.25.

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the six months ended June 30, 2007, are as follows: risk–free interest rate of 4.73%; expected dividend yield zero percent; expected option life of six years and six and one half years, respectively; and expected volatility of 90%.

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company has not paid dividends to date and does not expect to pay dividends in the foreseeable future due to its substantial accumulated deficit. Accordingly, expected dividends yields are currently zero. Historical cancellations and forfeitures of stock options have been insignificant. Based on available data, the Company has assumed that approximately 70% of outstanding options will vest annually. Unamortized compensation cost relating to options granted prior to January 1, 2006 has been adjusted to reflect this assumption. No options have been exercised to date. The Company continuously monitors its employee terminations, exercises and other factors that could affect its expectations relating to the vesting of options in future periods. The Company’s policy is to adjust its assumptions relating to its expectations of future vesting and the terms of options at such times that additional data indicates that changes in these assumptions are necessary. Expected volatility is based partly on the historical volatility of the Company’s stock and a comparison of volatilities of similarly situated companies in the marketplace.

A summary of the status of the Company’s outstanding stock options as of June 30, 2007 and changes during the six months ended June 30, 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2007	6,030,000	$1.42
Granted	1,415,000	$0.32
Exercised	—	—
Forfeited or Expired	(847,000)	$1.14

Outstanding at June 30, 2007	6,598,000	$1.22	8.44

Options exercisable at June 30, 2007	2,068,312	$2.05	7.25

At June 30, 2007, there was no intrinsic value of options outstanding based on the June 30, 2007 closing price of the Company common stock ($0.225 per share).

NOTE 16 – RESTRUCTURING CHARGES

During the three months ended June 30, 2007 we recorded approximately $491,000 in restructuring charges, related to employee termination costs, accelerated amortization on a non-compete agreement, employee redeployment charges, and other related restructuring charges.

In April 2007, as a result of the loss of our sole contract in the branded media line of business, we restructured operations and began to reallocate resources of the Company. As part of this reallocation plan, we terminated certain employees, incurring approximately $376,000 in termination related costs, and redeployed other employees incurring approximately $33,000 in employee costs. In connection with employee terminations we accelerated the amortization of a non-compete agreement for which the underlying employment agreement was terminated, and recorded a non-cash charge of approximately $52,000.

Other costs incurred in connection with the restructuring totaled approximately $30,000 and relate to the termination of certain service provider agreements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2007 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

An investment in the Company’s Common Stock involves a high degree of risk. Stockholders and prospective purchasers should carefully consider the risk factors in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, filed with the SEC on March 29, 2007, and other pertinent information contained in the Registration Statement on Form SB-2 of the Company, as amended, filed with the SEC, which became effective on April 12, 2007, as well as other information contained in the Company’s other periodic filings with the SEC. If any of the risks described therein actually occur, the Company’s business could be materially harmed.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006, the SendTec direct response marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”), has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and, on July 10, 2006, our stockholders approved the name change. Our results of operations for the three and six months ended June 30, 2007 consist of STAC and the Company.

The unaudited condensed consolidated financial statements contained herein include, commencing February 1, 2006, the results of STAC, which became our wholly-owned subsidiary on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec, Inc. from theglobe.com, Inc. As of October 31, 2005, and through February 1, 2006, we retained approximately 23% of the total voting interests in STAC. Accordingly, from October 31, 2005 through February 1, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $153,389 charge for our proportionate share of STAC’s losses for the month ended January 31, 2006. The results of operations for the six months ended June 30, 2006 of RelationServe Access, Inc. (“Access”), and Friendsand.com, Inc. (“Friendsand”) have been reflected as discontinued operations in our statement of operations.

Results of Operations

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Revenues were approximately $7.9 million for the three months ended June 30, 2007, as compared to revenues of $10.6 million for the three months ended June 30, 2006, a decrease of $2.0 million or 24.8%. A summary of the components of our revenues are as follows:

	For the three months ended June 30,		Increase (Decrease)
	2007	2006	Amount	%	% of total revenue
Internet advertising	$5,221,532	$8,592,232	$(3,370,700)	(39.2)%	(31.9)%
Online search	1,011,082	357,931	653,151	182.5%	6.2%
Direct response media	632,142	528,285	103,857	19.7%	1.0%
Advertising programs	1,102,165	1,077,037	25,128	2.3%	0.2%
Other	(28,900)	7,253	(36,153)	(498.5)%	(0.3)%

Revenues	$7,938,021	$10,562,738	$(2,624,717)	(24.8)%	(24.8)%

•	Our internet advertising revenues decreased because one of our largest clients in 2006 ended their advertising campaign in August 2006. Accordingly, this revenue did not recur in 2007.

•	Our online search revenues increased 182.5% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues increased in part from additional advertising from existing clients and the addition of a few new clients.

Costs of revenues were approximately $4.4 million for the three months ended June 30, 2007. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $3.9 million, and $0.5 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $7.0 million for the three months ended June 30, 2006. The cost of revenues of our internet advertising was $6.7 million, and $0.3 million was from our offline advertising programs.

Gross profit decreased $45,000 to $3.5 million for the three months ended June 30, 2007 from gross profit of $3.6 million for the comparable prior year period. Gross profit was approximately $3.5 million for the three months ended June 30, 2007, or 44.5% of revenues. Gross profit from our internet advertising business was $1.3 million, or 25.5% of our internet advertising revenues for the three months ended June 30, 2007, while our gross profit from offline advertising programs was $0.5 million, or 52.7% of offline advertising program revenue. Gross profit from our other revenue sources were $1.0 million for online search, and $0.6 million for direct response media. Gross profit was approximately $3.6 million for the three months ended June 30, 2006, or 33.8% of revenues. Gross profit from our internet advertising business was $1.9 million, or 22.3% of our internet advertising revenues for the three months ended June 30, 2006, while our gross profit from offline advertising programs was $0.8 million, or 71.2% of offline advertising program revenue. Gross profit from our other revenue sources were $0.4 for online search and $0.5 million for direct response media.

Salaries, wages and benefits expenses were approximately $2.8 million for the three months ended June 30, 2007, as compared to $2.5 million for the comparable prior year period, an increase of $0.3 million, or 12.2%. The increase is primarily due to the increase in staff in the areas of sales, account management, operations, and information technology. As a percentage of revenues, salaries, wages and benefits increased to 35.7% of revenues for the three months ended June 30, 2007 from 23.9% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.6 million to $0.1 million for the three months ended June 30, 2007 as compared to $0.7 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to the filing of registration statements and lower litigation costs.

As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in costs related to severance arrangements and the redeployment of personnel for the three months ended June 30, 2007. There were no restructuring costs during the three months ended June 30, 2006.

Selling, general and administrative expenses increased approximately $0.3 million to $1.6 million for the three months ended June 30, 2007, as compared to $1.3 million for the comparable prior year period. Our selling general and administrative expenses as a percentage of revenues were 20.1% for the three months ended June 30, 2007, as compared to 12.0% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the three months ended June 30,
	2007	2006
Depreciation and amortization	$418,598	$209,668
Travel	221,401	128,330
Marketing expenses	212,593	103,307
Rent	134,627	99,269
Internet bandwidth	85,730	147,874
Commissions	208,224	109,742
Bad debts expense	103,520	167,500
Other	212,097	300,585

Total other general and administrative expenses	$1,596,790	$1,266,275

Operating losses increased $0.6 million to an operating loss of $1.5 million for the three months ended June 30, 2007, from $0.9 million for the three months ended June 30, 2006. The increase in the operating loss is the result of the increase in our selling, general and administrative expenses of $0.6 million.

Other income (expense) increased $1.0 million to $3.8 million for the three months ended June 30, 2007 from $2.8 million for the comparable prior year period. It is comprised of the following:

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of common stock held by holders of our Senior Secured Convertible Debentures, as amended, (our “Debentures”) and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and warrants that they hold into shares of our common stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of common stock issuable upon conversion of our Debentures as a result of the restructuring described above was declared effective on April 12, 2007. There was no change in the estimated registration rights liability during the three months ended June 30, 2007. During the three months ended June 30, 2006, we recognized income of $133,500 in connection with the registration rights agreement.

•	Interest income – we earned approximately $44,000 in interest on bank deposits for the three months ended June 30, 2007, as compared to $19,000 for the three months ended June 30, 2006.

•

Interest expense – interest expense increased $0.8 million to $3.8 million for the three months ended June 30, 2007 from $3.0 million for the comparable prior year period. The increase is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in November 2006, and in part to an acceleration of the amortization of the debt discount in connection with conversions of Debentures into shares of our Common Stock. We incurred total interest expense on the debentures of approximately $3.8 million for the three months ended June 30, 2007. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $3.3 million to amortize the debt discount. We incurred total interest expense on the debentures of approximately $3.0 million for the three months ended June 30, 2006. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.5 million to amortize the debt discount and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended June 30, 2007 and 2006, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported a loss from continuing operations of approximately $5.3 million for the three months ended June 30, 2007, compared to a loss from continuing operations of approximately $3.7 million for the three months ended June 30, 2006. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the three months ended June 30, 2007 and 2006 are non-cash expenses totaling $3.7 million and $2.9 million, respectively.

In June 2006, we sold the business and substantially all of the net assets of Access and ceased the operations of Friendsand. The operations of Access and Friendsand for the three months ended June 30, 2006 was a net loss of approximately $2.9 million, which is presented as discontinued operations for comparability.

We reported a net loss of approximately $5.3 million for the three months ended June 30, 2007, compared to a net loss of $6.6 million for the three months ended June 30, 2006. Included in the net loss for the three months ended June 30, 2007 are non-cash expenses totaling $3.7 million. Included in the net loss for the three months ended June 30, 2006 are non-cash expenses totaling $2.9 million, and a loss from discontinued operations of $2.9 million.

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Our unaudited condensed consolidated statements of operations for the six months ended June 30, 2007 contain six months of operations of STAC, whereas the six months ended June 30, 2006 contain five months of operations of STAC, which became our wholly-owned subsidiary on February 3, 2006. Primarily for this reason, each category of our results of operations for the six months ended June 30, 2007 is higher than the comparative prior year period.

Revenues were approximately $17.1 million for the six months ended June 30, 2007, as compared to revenues of $17.8 million for the six months ended June 30, 2006, a decrease of $0.7 million or 3.7%. A summary of the components of our revenue are as follows:

	For the six months ended June 30,		Increase (Decrease)
	2007	2006	Amount	%	% of total revenue
Internet advertising	$11,415,776	$14,508,127	$(3,092,351)	(21.3)%	(18.0)%
Online search	2,202,230	538,700	1,663,530	308.8%	9.7%
Direct response media	1,230,851	835,861	394,990	47.3%	2.3%
Advertising programs	2,158,209	1,890,257	267,952	14.2%	1.6%
Other	123,029	7,253	115,776	1596.3%	0.7%

Revenues	$17,130,095	$17,780,198	$(650,103)	(3.7)%	(3.7)%

•	Our internet advertising revenues decreased because one of our largest clients in 2006 ended their advertising campaign in August 2006. Accordingly, this revenue did not recur in 2007.

•	Our online search revenues increased 308.8% from the prior year principally from the addition of .new clients.

•	Our direct response media revenues increased in part from additional advertising from existing clients and the addition of a few new clients.

•	Our other revenues are principally from branded media, which started in April 2007 and ended in March 2007.

Costs of revenues were approximately $9.0 million for the six months ended June 30, 2007. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $8.2 million, and $0.8 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $11.7 million for the six months ended June 30, 2006. The cost of revenues of our internet advertising was $11.3 million, and $0.4 million was from our offline advertising programs.

Gross profit increased $2.1 million to $8.1 million for the six months ended June 30, 2007 from gross profit of $6.0 million for the comparable prior year period. Gross profit was approximately $8.1 million for the six months ended June 30, 2007, or 47.3% of revenues. Gross profit from our internet advertising business was $3.2 million, or 27.9% of our internet advertising revenues for the six months ended June 30, 2007, while our gross profit from offline advertising programs was $1.4 million, or 63.6% of offline advertising program revenue. Gross profit from our other revenue sources were $2.2 million for online search, $1.2 million for direct response media, and $0.1 million for branded media. Gross profit was approximately $6.0 million for the six months ended June 30, 2006, or 34.0% of revenues. Gross profit from our internet advertising business was $3.2 million, or 22.3% of our internet advertising revenues for the six months ended June 30, 2006, while our gross profit from offline advertising programs was $1.4 million, or 75.2% of offline advertising program revenue. Gross profit from our other revenue sources were $0.5 for online search and $0.9 million for direct response media.

Salaries, wages and benefits expenses were approximately $5.8 million for the six months ended June 30, 2007, as compared to $3.9 million for the comparable prior year period, an increase of $1.9 million, or 49.9%. The increase is primarily due to the increase in staff in the areas of sales, account management, operations, and information technology. As a percentage of revenues, salaries, wages and benefits increased to 34.1% of revenues for the six months ended June 30, 2007 from 21.9% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.4 million to $0.7 million for the six months ended June 30, 2007, as compared to $1.1 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to the filing of registration statements and lower litigation costs.

As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in costs related to severance arrangements and the redeployment of personnel for the six months ended June 30, 2007. There were no restructuring costs during the six months ended June 30, 2006.

Selling, general and administrative expenses increased approximately $1.2 million to $3.1 million for the six months ended June 30, 2007, as compared to $1.9 million for the comparable prior year period. Our selling general and administrative expenses as a percentage of revenues were 18.3% for the six months ended June 30, 2007, as compared to 10.4% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the six months ended June 30,
	2007	2006
Depreciation and amortization	$839,644	$336,230
Travel	330,177	212,891
Marketing expenses	266,086	131,716
Rent	231,876	149,404
Internet bandwidth	219,146	162,832
Commissions	357,899	166,514
Bad debts expense	133,520	167,500
Other	750,459	526,918

Total other general and administrative expenses	$3,128,807	$1,854,005

Operating losses increased $1.3 million to an operating loss of $2.1 million for the six months ended June 30, 2007, from $0.8 million for the six months ended June 30, 2006. The increase in the operating loss is the result of the increase in gross profit of $2.1, reduced by the increases in wages of $1.9, restructuring charges of $0.5, increases in our selling, general and administrative expenses of $0.7 million, net of a decrease in professional fees of $0.4 million.

Other income (expense) increased $0.7 million to $7.0 million for the six months ended June 30, 2007 from $6.3 million for the comparable prior year period. It is comprised of the following:

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of common stock held by holders of our Debentures, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and warrants that they hold into shares of our common stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of common stock issuable upon conversion of our Debentures as a result of the restructuring described above was declared effective on April 12, 2007. As of June 30, 2007, management believes the probability of such penalty is minimal and has reduced the estimated amount of the penalty by $89,000 to $43,000. During the six months ended June 30, 2006, we recognized income of $193,500 in connection with the registration rights agreement. The reduction in the registration rights penalty for the six months ended June 30, 2007 has been presented as a cumulative effect of a change in accounting principal in the accompanying unaudited condensed consolidated statement of operations.

•	Interest income – we earned approximately $80,000 in interest on bank deposits for the six months ended June 30, 2007, as compared to $37,000 for the six months ended June 30, 2006.

•

Interest expense – interest expense increased $2.1 million to $7.1 million for the six months ended June 30, 2007 from $5.0 million for the comparable prior year period. The increase is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in November 2006, and in part to an acceleration of the amortization of the debt discount in connection with conversions of Debentures into shares of our Common Stock. We incurred total interest expense on the debentures of approximately $7.1 million for the six months ended June 30, 2007. Included in interest expense is $1.0 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $6.1 million to amortize the debt discount. We incurred total interest expense on the debentures of approximately $5.0 million for the six months ended June 30, 2006. Included in interest expense is $0.9 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $4.1 million to amortize the debt discount and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the six months ended June 30, 2007 and 2006, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported a loss from continuing operations of approximately $9.1 million for the six months ended June 30, 2007, compared to a loss from continuing operations of approximately $7.1 million for the six months ended June 30, 2006. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the six months ended June 30, 2007 and 2006 are non-cash expenses totaling $7.4 million and $6.3 million, respectively.

In June 2006, we sold the business and substantially all of the net assets of Access and ceased the operations of Friendsand. The operations of Access and Friendsand for the three months ended June 30, 2006 was a net loss of approximately $4.6 million, which is presented as discontinued operations for comparability.

We reported a net loss of approximately $9.0 million for the six months ended June 30, 2007 compared to a net loss of $11.7 million for the six months ended June 30, 2006. Included in the net loss for the six months ended June 30, 2007 are non-cash expenses totaling $7.4 million. Included in the net loss for the six months ended June 30, 2006 are non-cash expenses totaling $6.3 million, and a loss from discontinued operations of $4.6 million.

Liquidity and Capital Resources

We incurred approximately a $9.1 million loss from continuing operations for the six months ended June 30, 2007, which includes an aggregate of approximately $7.4 million in non-cash charges relating to non-cash interest of $6.1 million, depreciation and amortization of $0.8 million, stock based compensation of $0.4 million, and a provision for bad debts of $0.1 million. We also issued stock in payment of approximately $0.3 million of contractual interest expense under our Debentures.

We are also required to repay our Debentures on March 31, 2008. These Debentures have a face value of $32,730,000 as of June 30, 2007. We are in the process of formulating a plan to restructure this obligation and believe we have access to capital and other resources to do so, however, no specific plan or alternate source of financing has been developed at this time. Our inability to restructure this debt, if not successful, would have a material adverse affect on our business and financial condition. In addition, adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. These matters raise substantial doubt about our Company’s ability to continue as a going concern. Our financial statements do not include any adjustments that may be necessary should our Company be unable to continue as a going concern.

We integrated our newly acquired business, STAC, into our existing operations and believe that our current capital resources and resources available from STAC will enable us to sustain operations through June 30, 2008, exclusive of Debenture repayments. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary, in the near term.

In July 2006 and April 2007, we successfully completed registrations for resale of certain shares of common stock, as required pursuant to our agreements with our Debenture holders and holders of our Series A Preferred Stock. We are required to maintain the effectiveness of these registration statements through at least March 31, 2008 or until such time that all of the registered shares have been sold by the selling stockholders. As a result, we expect to see cost savings in the area of registration costs. We are restricted from incurring additional indebtedness, other than certain permitted indebtedness, as long as our Debentures remain outstanding.

We were not in compliance with certain financial covenants we were required to maintain under the terms of our Securities Purchase Agreement with our Debenture holders. On November 10, 2006, our stockholders approved an increase in our authorized capital to meet the requirements of all potential conversions of our Debentures and other derivate instruments into common stock, which had the effect of making the revised Debenture agreement effective.

The amended financial covenants required us to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006 and $5,025,000 for the first quarter of 2007, which requirements were satisfied. We are required to attain $5,175,000, $5,450,000, and $5,700,000 for the second, third, and fourth quarters of 2007. We were also required to attain minimum cash balances of $3,250,000 as of June 30, 2007, $3,500,000 as of September 30, 2007, and $3,750,000 as of December 31, 2007. Per the amended financial covenants, net revenues are defined as net revenues calculated in accordance with GAAP as applied by the Company in its audited financial statements. See Note 3 for a description of the Company’s revenue recognition policies.

If the due date of our Debentures is accelerated as a result of our failure to meet the covenants, we will not have sufficient working capital or cash to repay the obligation. Since we rely on our working capital for our day-to-day operations, such a default would have a material adverse effect on our business, operating results, and financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put us, our investors and the value of our common stock, at significant risk. Further, our obligations under our Debentures are secured by substantially all of our assets. Failure to fulfill our obligations under our Debentures and related agreements could lead to loss of these assets, which would be detrimental to our operations.

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

Net cash flows provided by operating activities for the six months ended June 30, 2007 were $0.1 million, as compared to net cash used in operating activities of $4.9 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, our net loss from continuing operations of approximately $9.2 million, adjusted for non-cash items totaling $7.4 million, including depreciation and amortization of $0.8 million, stock-based compensation of $0.4 million, non-cash interest of $6.1 million, and a provision for bad debts of $0.1 million used $1.7 million in cash. Changes in assets and liabilities provided $1.8 million in cash. For the six months ended June 30, 2006, our net loss from continuing operations of approximately $7.1 million, adjusted for non-cash items totaling $6.3 million, including depreciation and amortization of $0.3 million, stock-based compensation of $0.3 million, stock issued to satisfy a waiver and covenant fee of $1.4 million, non-cash interest of $4.1 million, a provision for bad debts of $0.2 million, and a loss on an equity-method investment of $0.2 million, net of non-cash income of $0.2 from the reduction of the registration rights penalty used $0.8 million in cash. Changes in assets and liabilities used $4.0 million in cash.

Net cash flows used in investing activities for the six months ended June 30, 2007 were $0.1 million, as compared to net cash provided by investing activities of $9.0 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 we used cash to purchase $0.1 million of property and equipment. For the six months ended June 30, 2006, we acquired $9.3 million of cash in the SendTec consolidation, and we received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com, Inc. We used cash to purchase property and equipment of $0.4 million, and incurred $0.2 in transaction expenses.

Net cash flows used in financing activities for the six months ended June 30, 2007 were $0.2 million, as compared to net cash provided by financing activities of $0.7 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, we repurchased and retired common stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $0.1 million. For the six months ended June 30, 2006, we received net proceeds from the sale of Common Stock and exercise of warrants of $0.7 million.

There were no discontinued operations for the six months ended June 30, 2007. Discontinued operations used $1.7 million of net cash in operating activities and provided $1.3 million from investing activities for the six months ended June 30, 2006.

We reported a net decrease in cash for the six months ended June 30, 2007 of $0.2 million as compared to a net increase in cash of $4.5 million for the six months ended June 30, 2006. At June 30, 2007 we had cash on hand of $5.9 million.

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

Advertising programs: Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to 12 weeks and we usually collect amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying balance sheet. In addition, revenues from creative services, third party research, retainer fees, and strategic consulting are included in this category. We report these revenues gross because it is responsible for the fulfillment of the service.

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

Other than the actions stated below, we are involved in various matters or disputes arising in the ordinary course of our business. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity.

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

Boston Meridian, LLC v. RelationServe LLC, RelationServe Media, Inc., and Michael Brauser, Civil Action No. 1:06-CV-10411-MEL; On March 6, 2006, Boston Meridian LLC (“Boston Meridian”) filed a complaint in the United States District Court, District of Massachusetts, alleging that it is owed certain fees and expenses in connection with the our acquisition of the business of SendTec, Inc. from theglobe.com, Inc. On April 3, 2006, Boston Meridian amended the complaint adding Michael Brauser, then-Chairman of the Board of the Company, as an additional defendant, and alleging that Mr. Brauser tortuously interfered with Boston Meridian’s contract with the Company. In the complaint, Boston Meridian sought an aggregate of $917,302 in fees and expenses and 100,000 shares of the Company’s common stock as damages.

We filed a separate action, RelationServe Media Inc. v. Boston Meridian LLC, and Sage Capital Growth, Inc., Index No. 103857/06, in the Supreme Court of the State of New York, County of New York, against both Boston Meridian and Sage Capital Growth, Inc., alleging negligence amid breach of implied contracts. The court granted Sage Capital’s motion to dismiss and withheld decision with respect to Boston Meridian’s motion to dismiss.

In the interim, the Company and Boston Meridian reached an agreement to resolve the pending actions which provided for payment to Boston Meridian of $200,000 in cash and delivery of 1,200,000 shares of Common Stock. During June 2007, the payment and delivery of stock have been made and the actions have been dismissed with prejudice.

On February 17, 2006, the Law Offices of Robert H. Weiss PLLC (“Weiss”) filed a complaint in the Superior Court of the District of Columbia, Civil Division, against us and Omni Point Marketing LLC for fraud, breach of contract, unjust enrichment, and violation of the Uniform Deceptive Trade Practices Act. Weiss sought compensatory damages in an amount no less than approximately $80,000 in addition to punitive and exemplary damages with no specified amount. We also had accounts receivable due from Weiss of approximately $350,000 associated with discontinued operations which we have fully reserved. We have reached an agreement settling this matter for $30,000 to be paid to Weiss in three installments and have executed a mutual release with Weiss. During the six months ended June 30, 2007, we paid $20,000 with respect to this settlement. The accompanying balance sheet includes a $10,000 liability for the remaining amount due under the settlement of this matter, which we paid in July 2007.

On February 3, 2006, InfoLink Communications Services, Inc, (“InfoLink”) filed a complaint against us and Omni Point Marketing LLC in the Circuit Court of Miami Dade County, Florida, asserting violation of the federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point Marketing LLC and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. We do not believe that InfoLink has sufficiently pled any factual basis to support its claim. We filed a motion asking the court to enter sanctions against InfoLink, including, but not limited to, dismissal of the case with prejudice for InfoLink’s failure to comply with a court order to produce discovery materials. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against us and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on us in August 2006. We have served an answer to R&R’s complaint denying that R&R is entitled to any relief. This action is now in the discovery phase. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about April 28, 2006, LeadClick Media, Inc. commenced an action against us in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. The action has been removed to federal court. We filed an answer with counterclaims in July 2006. The case is scheduled to proceed to trial on September 6, 2007. We intend to vigorously defend ourselves with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, we believe the purchaser (Come & Stay, S.A.) is required to assume certain liability with respect to this matter, however, the purchaser has contested this fact. As a result, we have commenced an arbitration proceeding before the American Arbitration Association seeking to have the purchaser assume liability for amounts that may be due by us to Leadclick.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson, as the putative class representative, against us and certain of our former officers and directors alleging securities laws violations in connection with the purchase of our stock during the period of May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against us, as an individual, in state court in Indiana, which action was dismissed in July 2006. The Florida District Court permitted the plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of our common stock in the open market, and naming additional former and present officers and directors of our company and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act and Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of the Company, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The District Court dismissed the First Amended Complaint on March 6, 2007 and gave leave to the plaintiffs to file an amended complaint, which was filed on March 19, 2007. By decision dated June 12, 2007, the District Court dismissed the Second Amended Complaint, with prejudice, and state law claims without prejudice. Plaintiffs have noted their appeal of the June 12, 2007 dismissal of the Second Amended Complaint.

The Company has received notice from the United States Court of Appeals, for the Eleventh Judicial Circuit that the appeal in this case has been scheduled for mediation, pursuant to Federal Rule of Appellate Procedure 33, on September 19, 2007. The mediation will be conducted by a Circuit Mediator and is for the purpose of exploring possibilities for settlement of the dispute being appealed in its entirety, including any related claims that may not yet be ripe for review by the Eleventh Circuit. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On July 25, 2007, Richard Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Compliant in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Company believes that this action, like those previously filed, is without merit and will vigorously defend itself in this matter.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against us seeking $500,000 in damages as a result of an alleged breach of contract. This matter proceeded to an arbitration hearing which commences on June 25, 2007. The final post-hearing submissions are to be submitted to the arbitrator on or before August 16, 2007, and a decision is expected in September 2007. We cannot predict the outcome of range of possible loss, if any, and cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about September 26, 2006, we received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints submitted to the Securities and Exchange Commission the New York Attorney General, and the Florida Attorney General, make various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges we agreed to transfer pursuant to a written assignment agreement. Claimant asserts that, in July 2005, a third party agreed to transfer rights to receive shares of our common stock to claimant and failed to do so, and that we are under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. We believe these claims to be substantially without merit and intend to vigorously defend ourselves with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to our Debentures and has threatened legal action, although, to date, no action has been taken. We are engaged in settlement discussions with counsel for Sunrise after the matter was referred to mediation. During February 2007, we reached an agreement in principle for settlement of this matter upon issuance of 650,000 shares of our common stock, although negotiations continue. The effectiveness of the settlement is subject to entry into a definitive agreement and approval by holders of our Debentures.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 13, 2007, a Debenture holder exercised their rights to require the Company to repurchase 21,198 shares of its common stock since a registration statement covering the resale of such shares was not yet effective, Accordingly, the Company repurchased and retired these shares for an aggregate price of $7,667, including interest of $21.

On April 16, 2007, a Debenture holder exercised conversion rights on $400,000 of principal, and the Company issued 800,000 shares of the Company’s Common Stock.

On May 14, 2007, the Company issued an aggregate of 258,497 shares of Common Stock to Debenture holders representing payment of $74,765 of interest.

On May 18, 2007, a Debenture holder exercised conversion rights on $400,000 of principal, and the Company issued 800,000 shares of the Company’s Common Stock.

On May 23, 2007, a Debenture holder exercised conversion rights on $500,000 of principal, and the Company issued 1,000,000 shares of the Company’s Common Stock.

On June 6, 2007, the Company issued 1,200,000 shares of the Company’s Common Stock in the settlement of litigation.

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

SendTec, Inc.

August 14, 2007	By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer (Principal Executive Officer)

August 14, 2007	By:	/s/ Donald Gould
Donald Gould
(Principal Financial Officer)