Form 10QSB
period 2007-09-30
SENDTEC, INC.
filed 2007-11-16
CIK 1296001

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

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 53,102,334 shares at November 12, 2007.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-QSB

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 2007

(Unaudited)

ASSETS
Current assets
Cash and equivalents	$2,582,617
Accounts receivable, less allowance for doubtful accounts of $278,000	10,927,320
Prepaid expenses	415,894

Total current assets	13,925,831

Property and equipment, net	1,185,890
Intangible assets, net	7,266,020
Goodwill	32,945,787
Other assets	32,329

Total assets	$55,355,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,372,877
Debentures payable, net of debt discount of $5,248,136	27,481,864
Accrued expenses	3,920,306
Accrued compensation	293,798
Accrued penalty – registration rights	43,000
Current portion of capital lease obligations	88,773
Deferred revenue	1,271,165

Total current liabilities	41,471,783

Capital lease obligations, net of current portion	19,059
Deferred rent	110,079

Total liabilities	41,600,921

Commitments and contingencies

Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 190,000,000 shares authorized; 53,102,334 shares issued and outstanding	53,102
Additional paid in capital	82,749,789
Accumulated deficit	(69,047,955)

Total stockholders’ equity	13,754,936

Total liabilities and stockholders’ equity	$55,355,857

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues	$7,354,888	$9,404,920	$24,484,984	$27,185,118

Cost of revenues	3,476,466	5,380,121	12,497,226	17,122,725

Gross profit	3,878,422	4,024,799	11,987,758	10,062,393

Selling, general and administrative expenses
Salaries, wages and benefits	2,706,315	2,552,010	8,540,343	6,312,879
Professional fees	243,059	144,516	986,789	1,220,488
Restructuring charges	—	—	491,237	—
Other general and administrative	2,240,319	1,322,699	5,369,128	3,307,858

Total operating expenses	5,189,693	4,019,225	15,387,497	10,841,225

(Loss) income from operations	(1,311,271)	5,574	(3,399,739)	(778,832)
Other income (expense)
Registration rights penalty	—	—	—	193,500
Waiver and covenant fee	—	—	—	(1,443,750)
Loss on equity-method investment	—	—	—	(153,389)
Gain on disposition of equipment	—	7,471	—	7,471
Interest income	26,367	38,385	106,790	75,514
Interest expense	(3,157,642)	(3,003,827)	(10,254,723)	(7,981,398)

Total other expense	(3,131,275)	(2,957,971)	(10,147,933)	(9,302,052)

Loss from continuing operations	(4,442,546)	(2,952,397)	(13,547,672)	(10,080,884)
Loss from discontinued operations	—	(33,450)	—	(4,044,099)
Loss on disposal of discontinued operations	—	—	—	(605,439)
Cumulative effect of change in accounting principle	—	—	88,500	—

Net loss	$(4,442,546)	$(2,985,847)	$(13,459,172)	$(14,730,422)

Net loss per common share—basic and diluted
- Continuing operations	$(0.08)	$(0.06)	$(0.25)	$(0.23)
- Discontinued operations	$—	$—	$—	$(0.10)
- Cumulative effect of change in accounting principle	$—	$—	$—	$—

- Total	$(0.08)	$(0.06)	$(0.25)	$(0.33)

Weighted average number of common shares outstanding—basic and diluted	56,333,064	49,073,244	54,139,053	45,212,276

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2007	—	—	47,495,997	$47,496	$79,541,963	$(55,588,783)	$24,000,676
Common stock issued upon conversion of Debenture principal	—	—	3,700,000	3,700	1,846,300	—	1,850,000
Amortization of stock based compensation	—	—	—	—	541,650	—	541,650
Common stock issued as partial interest payment to Debenture Holders	—	—	980,761	980	340,516	—	341,496
Common stock issued in settlement of litigation	—	—	1,200,000	1,200	310,800	—	312,000
Reclassification of shares subject to put right	—	—	—	—	(266,732)	—	(266,732)
Repurchase and retirement of common stock subject to redemption	—	—	(274,424)	(274)	274	—	—
Expiration of put rights	—	—	—	—	435,018	—	435,018
Net loss	—	—	—	—	—	(13,459,172)	(13,459,172)

Balance – September 30, 2007	—	—	53,102,334	$53,102	$82,749,789	$(69,047,955)	$13,754,936

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Unaudited)

	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss - continuing operations	$(13,547,672)	$(10,080,884)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,260,031	559,634
Stock-based compensation	541,650	575,000
Non-cash interest	8,712,451	6,557,362
Non-cash restructuring charge	51,818	—
Waiver and covenant fee	—	1,443,750
Provision for bad debt	229,158	197,745
Loss on equity-method investment	—	153,389
Registration rights penalty	—	(193,500)
Gain on disposition of equipment	—	(7,471)
Changes in assets and liabilities:
Accounts receivable	(1,712,168)	(3,249,221)
Prepaid expenses and other assets	(106,402)	(107,403)
Accounts payable	(1,124,066)	(2,017,623)
Accrued expenses	2,341,630	(24,850)
Accrued compensation	36,158	(107,679)
Deferred rent	(21,922)	(13,787)
Deferred revenue	163,197	1,352,232

Total adjustments	10,371,535	5,117,578

Net cash used in continuing operating activities	(3,176,137)	(4,963,306)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Cash acquired in business acquisition	—	9,347,155
Cash received in reconciliation of asset purchase	—	318,750
Purchase of property and equipment	(164,870)	(521,078)
Proceeds from disposition of equipment	—	22,051
Investment in prospective acquiree	—	(194,827)
Cash used in acquisition	—	(20,619)

Net cash (used in) provided by continuing investing activities	(164,870)	8,951,432

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Net proceeds from sales of common stock	—	675,000
Proceeds received upon exercise of warrants	—	105,577
Repurchase and retirement of common stock subject to redemption	(99,667)	—
Principal payments on capital lease obligations	(95,497)	(45,082)

Net cash (used in) provided by continuing financing activities	(195,164)	735,495

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(1,747,643)
Net cash provided by investing activities	—	1,302,647

Net cash used in discontinued operations	—	(444,996)

Net (decrease) increase in cash and equivalents	(3,536,171)	4,278,625
Cash and equivalents – beginning of period	6,118,788	156,472

Cash and equivalents – end of period	$2,582,617	$4,435,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$1,297,735	$1,604,611
Income taxes	$13,170	$—
Non-cash investing and financing activities
Issuance of common stock in connection with partial payments of interest	$341,496	$—
Conversion of Debentures Principal into common stock	$1,850,000	$—
Expiration of common stock put rights	$168,305	$—
Computer equipment capital lease	$36,925	$241,538
Issuance of common stock in connection with consolidation	$—	$5,306,022

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2006 and notes thereto of SendTec, Inc., formerly RelationServe Media, Inc. (the ‘‘Company’’ or ‘‘SendTec’’) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results for the full fiscal year ending December 31, 2007.

The unaudited condensed consolidated financial statements include the Company and its wholly owned subsidiaries SendTec Acquisition Corp. (“STAC”) which became a wholly-owned subsidiary under a purchase business combination completed on February 3, 2006, RelationServe Access, Inc. (“Access”) and Freindsand.com, Inc. (“Friendsand”). STAC was 23% owned by the Company for the period October 31, 2005 and through February 1, 2006. Accordingly, the accompanying statements of operations for the nine months ended September 30, 2006 include the Company’s proportionate share of STAC’s losses for the period of January 1, 2006 through February 2, 2006 in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock.”

On June 15, 2006, the Company sold substantially all of the business and net assets of Access and ceased the operations of the business of Friendsand. The financial statements for the three and nine months ended September 30, 2006 have been retroactively reclassified to reflect the discontinued operations. All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION, GOING CONCERN AND LEGAL MATTERS

Liquidity, Financial Condition and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company incurred a net loss from continuing operations of approximately $13,548,000 for the nine months ended September 30, 2007, which includes an aggregate of approximately $10,743,000 in non-cash charges including non-cash interest of $8,712,000, depreciation and amortization of $1,260,000, stock based compensation of $542,000, and a provision for bad debts of $229,000. The Company also issued stock in payment of approximately $342,000 of contractual interest expense under its Senior Secured Convertible Debentures (the “Debentures”) described in Note 8.

The Debentures, which were amended on November 10, 2006, are required to be repaid by the Company on March 31, 2008. These Debentures have a remaining principal balance of $32,730,000 as of September 30, 2007. The Company currently does not have sufficient capital resources to repay the Debentures upon their maturity. Accordingly, the Company must either restructure this obligation or raise replacement capital in order to avoid a default.

As of September 30, 2007, the Company was required to have a minimum cash balance of $3,500,000 pursuant to the financial covenants the Company is required to maintain under the modified terms of the Securities Purchase Agreement (“Securities Purchase Agreement”) with the Debenture holders. As of September 30, 2007, the Company was not in compliance with this requirement. In addition, the Company did not make a required interest payment of approximately $502,000 due on November 1, 2007. The Company’s failure to meet the financial covenants and to make interest payments are events of default under the Debentures.

Subsequent to November 1, 2007 the Company and Debenture holders representing more than 75%, the required minimum, of the outstanding principal amount of the Debentures, executed a Letter Agreement (“Letter Agreement”), which among other things, provides that during the period from the signing of the Letter Agreement until the close of business on November 16, 2007, the Debenture holders forbear their right to declare the Company in default under the Debentures and the Securities Purchase Agreement and their right to demand acceleration of the Debentures.

If the Company is not able to restructure the Debentures or negotiate a further forbearance, holders of 75% of the principal amount of the Debentures may elect to declare the Company in default of the Debentures. If the Company is declared in default, the Debenture holders have the right to accelerate the payment of the obligation, and as such the Company will not have sufficient working capital or cash to repay the outstanding principal and interest due under the Debentures. Since the Company relies on its working capital for day-to-day operations, such a default would have a material adverse effect on the business, operating results, and financial condition. In such event, the Company may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of its common stock, at significant risk. Further, the Company’s obligations under the Debentures are secured by substantially all of its assets. Failure to fulfill the obligations under the Debentures could lead to loss of these assets, which would be detrimental to the Company operations. In addition, adverse future developments affecting the Company’s pending legal proceedings and other contingencies may also have a material adverse impact on the Company’s liquidity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

The Company believes, exclusive of its obligation to repay the Debentures, that its current capital resources combined with revenues it expects to generate during the next twelve months will enable it to fund its operating activities through September 30, 2008. The

Company may seek to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary.

The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of a Securities Purchase Agreement related to the Debentures described in Note 8 (the “Securities Purchase Agreement”) and is also required to attain minimum cash balances of $3,750,000 as of December 31, 2007. The amended financial covenants also required the Company to attain minimum net revenues of $5,700,000 for the three months period ending on December 31, 2007.

Under the Securities Purchase Agreement, the Company was also required to attain minimum net revenues of $5,450,000 for the three months ended September 30, 2007, which it attained. Net revenues are defined as net revenues calculated in accordance with GAAP as applied by the Company in its audited financial statements. See Note 3 for a description of the Company’s revenue recognition policies.

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

On or about April 28, 2006, LeadClick Media, Inc. (“LeadClick”) commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. During August 2007, the Company reached an agreement settling this matter for $260,000 to be paid to LeadClick Media in three installments and executed a mutual release with LeadClick. During the nine months ended September 30, 2007, the Company paid $135,000 with respect to this settlement. The accompanying unaudited condensed consolidated balance sheet includes a $125,000 liability for the remaining amount due under the settlement of this obligation.

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, the Company believes the purchaser (Come & Stay, S.A.) is required to assume certain liability with respect to this matter, however, the purchaser has contested this fact. As a result, the Company has commenced an arbitration proceeding before the International Chamber of Commerce seeking to have the purchaser assume liability for amounts that may be due by the Company to Leadclick, as mentioned in the preceding paragraph.

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

On September 19, 2007, the parties attended court ordered mediation but were unable to reach a compromise. The Company filed its answer brief with the Eleventh Circuit of Appeals on September 25, 2007. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Compliant in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Company filed a motion to dismiss the class action on September 14, 2007 and a hearing is set for November 14, 2007. The Company believes that this action, like those previously filed, is without merit and will vigorously defend itself in this matter.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007 the arbitrator awarded Wedbush $694,197, which the Company recorded during the quarter ended September 30, 2007. The Company is presently considering an appeal of this award.

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

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to the Company’s Debentures and has threatened legal action, although, to date, no action has been taken. The Company has engaged in settlement discussions with counsel for Sunrise after the matter was referred to mediation. During February 2007, the Company reached a preliminary agreement in principal for settlement of this matter upon the issuance of 650,000 shares of its common stock with a fair value of $169,000 and recorded a liability for the preliminary settlement, although negotiations continue. The effectiveness of any settlement is subject to approval by the Company’s Debenture holders. Subsequent to February 2007, the preliminary agreement was not executed and all talks have ceased. Due to the uncertainity of this matter, the Company reversed its prior accrual during the nine months ended September 30, 2007 and cannot predict the outcome or range of possible loss, if any. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 14, 2007, the Company filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc. The Company is seeking recovery of at least $2.2 million of damages, as of September 30, 2007. This amount includes invoiced advertising services, as well as other commissions estimated at approximately $0.2 million, as of September 30, 2007. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying condensed consolidated balance sheet as of September 30, 2007.

Cosmetique’s failure to pay its obligations to the Company has caused the Company to delay certain payments for costs the Company incurred in connection with its work for Cosmetique. Although the Company is not aware of any vendor lawsuits that have been filed, at least one vendor, ValueClick, Inc. has threatened to file suit against the Company.

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

Revenues by revenue stream are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
Internet advertising	$4,374,846	$6,720,012	$15,790,623	$21,228,140
Online search	1,192,408	480,986	3,394,638	1,019,686
Direct response media	707,417	621,560	1,938,268	1,457,421
Advertising programs	1,080,217	1,498,144	3,238,426	3,388,401
Other	—	84,218	123,029	91,470

	$7,354,888	$9,404,920	$24,484,984	$27,185,118

Cash and Equivalents

Cash and equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $278,000.

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

In accordance with SFAS 144 “The Impairment or Disposal of Long-Lived Assets”, the Company reviews the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates during the three and nine months ended September 30, 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, debenture modification accounting, and loss contingencies.

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

The Company is currently obligated under two registration rights agreements requiring it maintain the effectiveness of a registration statement covering the resale of shares underlying previous placements of preferred stock and convertible debt with warrants through at least March 31, 2008 or until all shares have been sold by the selling stockholders in these registrations. The maximum amount of penalty that Company could incur (payable in cash) as of September 30, 2007 is not substantially different than the amount the Company has recorded. On January 1, 2007, the Company reduced the carrying amount of its liability for estimated penalties in accordance with FSP EITF 00-19-02 by approximately $89,000. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the nine months ended September 30, 2007.

Net Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at September 30, 2007 include the following:

Options	7,112,000
Warrants	8,697,487
Convertible Debentures	65,460,000

Total common stock equivalents	81,269,487

The Company included 3,230,730 common stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the three and nine months ended September 30, 2007, since warrants are exercisable for nominal consideration.

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three and nine months ended September 30, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were approximately $112,700 and $145,000 for the three months ended September 30, 2007 and 2006, respectively, and were $378,800 and $276,700 for the nine months ended September 30, 2007 and 2006, respectively. Advertising costs are included in other operating expenses in the unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At September 30, 2007, the Company had approximately $2,582,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2007.

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
Consolidation Date adjustments to the fair values of:
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

On the date of the Consolidation, STAC’s tangible net assets amounted to $6,079,780, including cash of $9,347,155, which is presented as cash acquired in business combination in the accompanying unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2006.

The following unaudited pro-forma information reflects the results of continuing operations of the Company, as if the acquisition had been consummated as of January 1, 2006:

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006
Revenues	$9,405,000	$30,061,000
Net Loss – continuing operations	(2,986,000)	(10,338,000)
Net Loss per share – basic and diluted	(0.06)	(0.23)

NOTE 5 – PROPERTY AND EQUIPMENT

At September 30, 2007, property and equipment consist of the following:

Equipment	$943,838
Furniture and fixtures	255,838
Leasehold improvements	31,394
Software	679,274

Property and equipment	1,910,344
Less accumulated depreciation	(724,454)

Property and equipment, net	$1,185,890

Depreciation expense was approximately $127,000 and $106,000 for the three months ended September 30, 2007 and 2006, respectively, and $367,000 and $246,000 for the nine months ended September 30, 2007 and 2006, respectively.

Property and equipment include $278,500 of equipment purchases that were financed under capital lease obligations as of September 30, 2007, of which $241,500 were purchased during 2006 and $37,000 were purchased during 2007. The accumulated depreciation on these assets amounted to $119,000 as of September 30, 2007.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At September 30, 2007, goodwill and other intangible assets consist of the following:

Goodwill	$32,945,787

Amortizable Intangible Assets:
Customer relationships	$8,729,000
Non-compete agreements	590,000
Less accumulated amortization	(2,052,980)

Intangible assets, net	$7,266,020

The Company, as of September 30, 2007, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company also evaluated the carrying amounts of its amortizable intangible assets in accordance with SFAS 144 to determine whether such carrying amounts exceed net realizable value. The Company does not believe that any material events or changes in its circumstances occurred during the nine months ended September 30, 2007 that would indicate that the carrying amount of its goodwill or amortizable intangibles exceed their fair value.

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

Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $293,700 and $117,700 for the three months ended September 30, 2007 and 2006, respectively, and $892,600 and $313,800 for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, the Company wrote off intangible assets with a net book value of approximately $51,800 as restructuring charges (see Note 16). Amortization expense subsequent to September 30, 2007 is as follows:

Period from October 1, 2007 through December 31, 2007	$293,698
Years ending December 31:
2008	1,157,515
2009	1,071,152
2010	1,063,783
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$7,266,020

NOTE 7 – ACCRUED EXPENSES

As of September 30, 2007, accrued expenses are comprised of the following:

Legal contingencies liability	$1,000,000
Branded media costs	684,379
Interest	399,506
Media costs	1,566,787
Other	269,634

Total accrued expenses	$3,920,306

NOTE 8 – DEBENTURES

As described in Note 4, STAC financed its purchase of SendTec, in part, by issuing the Debentures in the original principal amount of $34,950,000 with an original maturity date of October 30, 2009. The Debenture provided, among other things, for the Company to assume liability for the Debentures on the date of Consolidation. Accordingly, the Company is obligated under the terms of the Securities Purchase Agreement, as amended, and the Debenture, as amended, to repay $32,730,000 of the remaining principal balance due on the Debentures on March 31, 2008. Under the modified terms of the Securities Purchase Agreement, the Debentures bear interest at 6% per annum and are convertible into shares of the Company’s common stock at $.50 per share at the option of the Debenture holders.

A summary of the remaining carrying amount of the Debentures at September 30, 2007, after giving effect to $2,220,000 of principal converted to 4,440,000 shares of common stock, is as follows:

Remaining Principal (due March 31, 2008 with interest at 6% per annum)	$32,730,000
Less unamortized discount	(5,248,136)

Net Carrying Value	$27,481,864

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

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
Discount amortization	$2,652,904	$2,330,000	$8,712,451	$6,213,333
Contractual interest	498,411	535,901	1,522,142	1,409,653
Amortization of deferred financing fees	*	129,011	*	344,029

Debenture interest	$3,151,315	$2,994,912	$10,234,593	$7,967,015

*	written off in November 2006 as a result of restructure of the Debentures.

As described in Note 2, the Company was not in compliance with the requirement to have a minimum cash balance of $3,500,000 pursuant to the financial covenants the Company is required to maintain under the modified terms of the Securities Purchase Agreement with the Debenture holders. In addition, the Company did not make a required interest payment of approximately $502,000 due on November 1, 2007. The Company’s failure to meet the financial covenants and to make interest payments are events of default under the Debentures.

Subsequent to November 1, 2007 the Company and Debenture holders representing more than 75%, the required minimum, of the outstanding principal amount of the Debentures, executed a Letter Agreement (“Letter Agreement”), which among other things, provides that during the period from the signing of the Letter Agreement until the close of business on November 16, 2007, the Debenture holders forbear their right to declare the Company in default under the Debentures and the Securities Purchase Agreement and their right to demand acceleration of the Debentures.

If the Company is not able to restructure the Debentures or negotiate a further forbearance, holders of 75% of the principal amount of the Debentures may elect to declare the Company in default of the Debentures. If the Company is declared in default, the Debenture holders have the right to accelerate the payment of the obligation, and as such the Company will not have sufficient working capital or cash to repay the outstanding principal and interest due under the Debentures. Since the Company relies on its working capital for day-to-day operations, such a default would have a material adverse effect on the business, operating results, and financial condition.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

During April 2006 and April 2007, the Company entered into various capital leases with an aggregate present value of $278,400. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 10% to 17%. Lease payments, including amounts representing interest, amounted to $110,069 for the nine months ended September 30, 2007. The leases require monthly payments of approximately $13,000 including interest at discount rates ranging from 10% to 17% and are due at various times through May 2010.

Minimum lease payments due subsequent to September 30, 2007 are as follows:

Period from October 1, 2007 through December 31, 2007	$39,132
Years ending December 31:
2008	58,204
2009	12,500
2010	6,056

Total minimum lease payments	115,892
Less amounts representing interest	(8,060)

Present value of minimum lease payments	107,832
Less current portion	(88,773)

Long-term portion	$19,059

NOTE 10 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers.

During the three months ended September 30, 2007, one customer’s revenues represented approximately 17.6%, respectively, of the Company’s revenue.

During the nine months ended September 30, 2007, one customer’s revenues represented approximately 25.0% of the Company’s revenue and approximately 20.2% of total accounts receivable at September 30, 2007.

As more fully described in Note 2, as of September 30, 2007, this customer ended their advertising campaigns, and such revenue will not recur subsequent to September 30, 2007. The Company has commenced an action to collect all amounts outstanding from this customer.

During the three months ended September 30, 2006, one customer’s revenues represented approximately 25.8% of the Company’s revenues.

During the nine months ended September 30, 2006, three customer’s revenues represented approximately 11.9%, 16.3%, and 19.4% respectively, of the Company’s revenues.

NOTE 11 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of SendTec. Revenues from this customer were $6,774 and $136,044 for the three months ended September 30, 2007 and 2006, respectively. Revenues from this customer were $6,901 and $293,180 for the nine months ended September 30, 2007 and 2006. Amounts receivable from this customer as of September 30, 2007 were $7,322.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the three months ended September 30, 2007 and 2006 the Company incurred $39,252 and $46,805, respectively, in fees and commissions. For the nine months ended September 30, 2007 and 2006 the Company incurred $113,489 and $101,406, respectively, in fees and commissions. At September 30, 2007 $27,326 of such fees and commissions were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet.

The Company pays fees and commissions to a company whose principal shareholder is a member of the Company’s Board of Directors. There were no fees or commissions for the three months ended September 30, 2007 and $6,000 in fees and commissions for the three months ended September 30, 2006. For the nine months ended September 30, 2007 and 2006 the Company incurred $2,000 and $21,000, respectively, in fees and commissions. At September 30, 2007 there were no fees and commissions that remained outstanding.

NOTE 12 – INCOME TAXES

As describe in Note 3, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The Company and its subsidiaries file consolidated federal and various state income tax returns in which the initial period of tax reporting for these entities occurred during the year ended December 31, 2005. These income tax returns have not been examined by the applicable Federal and State tax authorities. The Company has filed its income tax returns for the year ended December 31, 2006.

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

Stock Registration Rights Agreements

The Company is obligated to maintain the effectiveness of certain registration statements it has filed with the SEC under Registration Rights Agreement with the investors of its Series A Preferred Stock (converted into common stock on February 3, 2006) and the Securities Purchase Agreement described in Note 8. As described in Note 3, the Company adopted FSP EITF 00-19-2 on January 1, 2006 and reduced its reserve for estimated penalties under registration rights agreements by approximately $89,000 to $43,000, which is included in the accompanying unaudited condensed consolidated balance sheet. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the nine months ended September 30, 2007.

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Future minimum lease payments are approximately as follows:

Period from October 1, 2007 through December 31, 2007	$101,700
Years ending December 31:
2008	415,400
2009	426,900
2010	60,100

Total minimum lease payments	$1,004,100

Rent expense for the three months ended September 30, 2007 and 2006 was approximately $116,100 and $98,100, respectively, including $22,600 and $4,500, respectively, for a share of operating expenses. Rent expense for the nine months ended September 30, 2007 and 2006 was approximately $348,000 and $247,500, respectively, including $67,300 and $15,600, respectively, for a share of operating expenses. Rent expense is being recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

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

As described below, Debenture holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At September 30, 2007, 3,230,730 warrants remained outstanding with respect to this financing transaction.

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

As of September 30, 2007, the Company has 8,697,487 common stock purchase warrants outstanding with a weighted average exercise price of $0.53 per share. A summary of the Company’s outstanding common stock purchase warrants granted through and changes during the period is as follows:

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

A description of each of the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of September 30, 2007 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of September 30, 2007, an aggregate of 3,260,500 shares and options have been granted under the plan, leaving an aggregate of 39,500 shares and options available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of September 30, 2007, an aggregate of 1,200,000 options have been granted under the plan, leaving an aggregate of 800,000 options available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of September 30, 2007, an aggregate of 2,651,500 shares and options have been granted under the plan, leaving an aggregate of 48,500 shares and options available for future issuance.

2007 Incentive Stock Plan

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”), which have been approved by the stockholders. The Company has not made any grants under such plans.

Share based payments made during the nine months ended September 30, 2007 are as follows:

On January 16, 2007, the Company granted (under its 2005 Director’s Plan) options to purchase an aggregate of 50,000 shares of Common Stock to a director of the Company at an exercise price of $0.35 per share. These options vest as to 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on January 15, 2017 or earlier due to board termination.

On January 16, 2007, the Company granted (under its 2006 Incentive Plan) options to purchase an aggregate of 250,000 shares of Common Stock to an officer of the Company at an exercise price of $0.35 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on January 15, 2017 or earlier due to employment termination.

On May 21, 2007, the Company granted (under its 2005 Incentive Plan) options to purchase an aggregate of 1,115,000 shares of Common Stock to employees of the Company at an exercise price of $0.31 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on May 20, 2017 or earlier due to employment termination.

On September 23, 2007, the Company granted (under its 2005 Incentive Plan) options to purchase an aggregate of 645,500 shares of Common Stock and (under its 2006 Incentive Plan) options to purchase an aggregate of 447,000 shares of Common Stock to employees of the Company at an exercise price of $0.10 per share. The options vest as to 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on September 23, 2017 or earlier due to employment termination.

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2007 is $0.17.

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the nine months ended September 30, 2007, are as follows: risk–free interest rate of 4.69%; expected dividend yield zero percent; expected option life of six years and six and one half years, respectively; and expected volatility of 90%.

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

A summary of the status of the Company’s outstanding stock options as of September 30, 2007 and changes during the nine months ended September 30, 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2007	6,030,000	$1.42
Granted	2,507,500	$0.22
Exercised	—	—
Forfeited or Expired	(1,425,500)	$0.90

Outstanding at September 30, 2007	7,112,000	$1.10	8.42

Options exercisable at September 30, 2007	2,748,121	$1.66	7.48

At September 30, 2007, there was no intrinsic value of options outstanding based on the September 30, 2007 closing price of the Company common stock ($0.09 per share).

NOTE 16 – RESTRUCTURING CHARGES

During the nine months ended September 30, 2007 the Company recorded approximately $491,000 in restructuring charges, related to employee termination costs, accelerated amortization on a non-compete agreement, employee redeployment charges, and other related restructuring charges. There were no restructuring charges incurred during the three months ended September 30, 2007.

In April 2007, as a result of the loss of the Company’s sole contract in the branded media line of business, the Company restructured operations and began to reallocate resources of the Company. As part of this reallocation plan, the Company terminated certain employees, incurring approximately $376,000 in termination related costs, and redeployed other employees incurring approximately $33,000 in employee costs. In connection with employee terminations the Company accelerated the amortization of a non-compete agreement for which the underlying employment agreement was terminated, and recorded a non-cash charge of approximately $52,000.

Other costs incurred in connection with the restructuring totaled approximately $30,000 and relate to the termination of certain service provider agreements.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2007 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-QSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006, the SendTec direct response marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”), has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and, on July 10, 2006, our stockholders approved the name change. Our results of operations for the three and nine months ended September 30, 2007 consist of STAC and the Company.

The unaudited condensed consolidated financial statements contained herein include, commencing February 1, 2006, the results of STAC, which became our wholly-owned subsidiary on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec, Inc. from theglobe.com, Inc. As of October 31, 2005, and through February 1, 2006, we retained approximately 23% of the total voting interests in STAC. Accordingly, from October 31, 2005 through February 1, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, ‘‘The Equity Method of Accounting for Investments in Common Stock,’’ which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $153,389 charge for our proportionate share of STAC’s losses for the month ended January 31, 2006. The results of operations for the three and nine months ended September 30, 2006 of RelationServe Access, Inc. (“Access”), and Friendsand.com, Inc. (“Friendsand”) have been reflected as discontinued operations in our statement of operations.

Results of Operations

Three months ended September 30, 2007 compared to three months ended September 30, 2006

Revenues were approximately $7.4 million for the three months ended September 30, 2007, as compared to revenues of $9.4 million for the three months ended September 30, 2006, a decrease of $2.0 million or 21.8%. A summary of the components of our revenue are as follows:

	For the three months ended September 30,		Increase (Decrease)
	2007	2006	Amount	%	% of total revenue
Internet advertising	$4,374,846	$6,720,012	$(2,345,166)	(34.9)%	(24.9)%
Online search	1,192,408	480,986	711,422	147.9%	7.6%
Direct response media	707,417	621,560	85,857	13.8%	0.9%
Advertising programs	1,080,217	1,498,144	(417,927)	(27.9)%	(4.4)%
Other	—	84,218	(84,218)	(100.0)%	(0.9)%

Revenues	$7,354,888	$9,404,920	$(2,050,032)	(21.8)%	(21.8)%

•

Our internet advertising revenues decreased because one of our largest clients in 2006 ended their advertising campaign in August 2006. Accordingly, this revenue did not recur in 2007. During September 2007, our largest internet advertiser ended their advertising campaign. For the three months ended September 30, 2007 this revenue totaled $1.3 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 147.9% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues increased in part from additional advertising from existing clients and the addition of a few new clients.

•	Our advertising program revenues decreased due to fewer projects being completed during the three months ended September 30, 2007 as compared to the prior year period.

Costs of revenues were approximately $3.5 million for the three months ended September 30, 2007. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $3.1 million, and $0.4 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $5.4 million for the three months ended September 30, 2006. The cost of revenues of our internet advertising was $5.0 million, and $0.4 million was from our offline advertising programs.

Gross profit decreased approximately $0.1 million to $3.9 million for the three months ended September 30, 2007 from gross profit of $4.0 million for the comparable prior year period. Gross profit was approximately $3.9 million for the three months ended September 30, 2007, or 52.7% of revenues. The decrease in gross profit is due in part to the decrease in revenue and in part due to the change in the mix of components of our revenues. Gross profit from our internet advertising business was $1.3 million, or 29.4% of our internet advertising revenues for the three months ended September 30, 2007, while our gross profit from offline advertising programs was $0.7 million, or 64.1% of offline advertising program revenue. Gross profit from our other revenue sources were $1.2 million for online search, and $0.7 million for direct response media. Gross profit was approximately $4.0 million for the three months ended September 30, 2006, or 42.8% of revenues. Gross profit from our internet advertising business was $1.7 million, or 25.4% of our internet advertising revenues for the three months ended September 30, 2006, while our gross profit from offline advertising programs was $1.1 million, or 75.7% of offline advertising program revenue. Gross profit from our other revenue sources were $0.5 million for online search, $0.6 million for direct response media, and $0.1 million from other sources.

Salaries, wages and benefits expenses were approximately $2.7 million for the three months ended September 30, 2007, as compared to $2.6 million for the comparable prior year period, an increase of $0.1 million, or 6.0%. The increase is primarily due to the increase in staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 36.8% of revenues for the three months ended September 30, 2007 from 27.1% of revenues for the comparable prior year period.

Professional fees increased approximately $0.1 million to $0.2 million for the three months ended September 30, 2007 as compared to $0.1 million for the comparable prior year period. The increase is primarily due to higher professional fees related to litigation costs.

Other, general and administrative expenses increased approximately $0.9 million to $2.2 million for the three months ended September 30, 2007, as compared to $1.3 million for the comparable prior year period. The increase is primarily due to the increase in loss contingencies related to the settlements of our law suits. Our other general and administrative expenses as a percentage of revenues were 30.1% for the three months ended September 30, 2007, as compared to 14.1% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the three months ended September 30,
	2007	2006
Depreciation and amortization	$420,388	$223,404
Travel	137,304	113,184
Marketing expenses	112,667	145,028
Rent	116,227	98,062
Internet bandwidth	78,780	122,692
Commissions	132,287	114,098
Bad debts expense	95,639	30,245
Other	1,147,027	475,986

Total other general and administrative expenses	$2,240,319	$1,322,699

Operating losses increased approximately $1.3 million to an operating loss of $1.3 million for the three months ended September 30, 2007, from $5,574 for the three months ended September 30, 2006. The increase in the operating loss is the result of the decrease in our gross profit of $0.1 million, the increase in our salaries wages and benefits of $0.1 million, the increase in our professional fees of $0.1 million, and the increase in our selling, general and administrative expenses of $0.9 million.

Other income (expense) increased $0.2 million to $3.1 million for the three months ended September 30, 2007 from $2.9 million for the comparable prior year period. It is comprised of the following:

•	Interest income – we earned approximately $26,000 in interest on bank deposits for the three months ended September 30, 2007, as compared to $38,000 for the three months ended September 30, 2006.

•

Interest expense – interest expense increased $0.2 million to $3.2 million for the three months ended September 30, 2007 from $3.0 million for the comparable prior year period. The increase is due to amortization of the debt discount as a result of the restructuring of our Debentures in November 2006. We incurred total interest expense on the debentures of approximately $3.1 million for the three months ended September 30, 2007. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.6 million to amortize the debt discount. We incurred total interest expense on the Debentures of approximately $3.0 million for the three months ended September 30, 2006. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.5 million to amortize the debt discount and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended September 30, 2007 and 2006, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported a loss from continuing operations of approximately $4.4 million for the three months ended September 30, 2007, compared to a loss from continuing operations of approximately $3.0 million for the three months ended September 30, 2006. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the three months ended September 30, 2007 and 2006 are non-cash expenses totaling $3.3 million and $3.0 million, respectively.

In June 2006, we sold the business and substantially all of the net assets of Access and ceased the operations of Friendsand. The operations of Access and Friendsand for the three months ended September 30, 2006 was a net loss of approximately $33,000, which is presented as discontinued operations for comparability.

We reported a net loss of approximately $4.4 million for the three months ended September 30, 2007, compared to a net loss of $3.0 million for the three months ended September 30, 2006. Included in the net loss for the three months ended September 30, 2007 are non-cash expenses totaling $3.3 million. Included in the net loss for the three months ended September 30, 2006 are non-cash expenses totaling $3.0 million, and a loss from discontinued operations of $33,000.

Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

Our unaudited condensed consolidated statements of operations for the nine months ended September 30, 2007 contain nine months of operations of STAC, whereas the nine months ended September 30, 2006 contain eight months of operations of STAC, which became our wholly-owned subsidiary on February 3, 2006. Primarily for this reason, each category of our results of operations for the nine months ended June 30, 2007 is higher than the comparative prior year period.

Revenues were approximately $24.5 million for the nine months ended September 30, 2007, as compared to revenues of $27.2 million for the nine months ended September 30, 2006, a decrease of $2.7 million or 9.9%. A summary of the components of our revenue are as follows:

	For the nine months ended September 30,		Increase (Decrease)
	2007	2006	Amount	%	% of total revenue
Internet advertising	$15,790,623	$21,228,140	$(5,437,517)	(25.6)%	(20.0)%
Online search	3,394,638	1,019,686	2,374,952	232.9%	8.7%
Direct response media	1,938,268	1,457,421	480,847	33.0%	1.8%
Advertising programs	3,238,426	3,388,401	(149,975)	(4.4)%	(0.6)%
Other	123,029	91,470	31,559	34.5%	0.1%

Revenues	$24,484,984	$27,185,118	$(2,700,134)	(9.9)%	(9.9)%

•

Our internet advertising revenues decreased because one of our largest clients in 2006 ended their advertising campaign in August 2006. Accordingly, this revenue did not recur in 2007. During September 2007, our largest internet advertiser ended their advertising campaign. For the three months ended September 30, 2007 this revenue totaled $1.3 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 232.9% from the prior year principally from the addition of .new clients.

•	Our direct response media revenues increased in part from additional advertising from existing clients and the addition of a few new clients.

•	Our other revenues are principally from branded media, which ended in April 2007.

Costs of revenues were approximately $12.5 million for the nine months ended September 30, 2007. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $11.3 million, and $1.2 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $17.1 million for the nine months ended September 30, 2006. The cost of revenues of our internet advertising was $16.3 million, and $0.8 million was from our offline advertising programs.

Gross profit increased $1.9 million to $12.0 million for the nine months ended September 30, 2007 from gross profit of $10.1 million for the comparable prior year period. Gross profit was approximately $12.0 million for the nine months ended September 30, 2007, or 49.0% of revenues. The increase in gross profit is primarily due to the increase in gross profit from our online search, which is reported on the net basis. Gross profit from our internet advertising business was $4.5 million, or 28.3% of our internet advertising revenues for the nine months ended September 30, 2007, while our gross profit from offline advertising programs was $2.1 million, or 63.8% of offline advertising program revenue. Gross profit from our other revenue sources were $3.4 million for online search, $2.0 million for direct response media, and $0.1 million for branded media. Gross profit was approximately $10.1 million for the nine months ended September 30, 2006, or 37.0% of revenues. Gross profit from our internet advertising business was $4.9 million, or 23.3% of our internet advertising revenues for the nine months ended September 30, 2006, while our gross profit from offline advertising programs was $2.6 million, or 75.4% of offline advertising program revenue. Gross profit from our other revenue sources were $1.0 million for online search, $1.5 million for direct response media, and $0.1 million for branded media.

Salaries, wages and benefits expenses were approximately $8.5 million for the nine months ended September 30, 2007, as compared to $6.3 million for the comparable prior year period, an increase of $2.2 million, or 35.3%. The increase is primarily due to the increase in staff in the areas of sales, account management, operations, and information technology. As a percentage of revenues, salaries, wages and benefits increased to 34.9% of revenues for the nine months ended September 30, 2007 from 23.2% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.2 million to $1.0 million for the nine months ended September 30, 2007, as compared to $1.2 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to the filing of registration statements and lower litigation costs.

As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in costs related to severance arrangements and the redeployment of personnel for the nine months ended September 30, 2007. There were no restructuring costs during the nine months ended September 30, 2006.

Other, general and administrative expenses increased approximately $2.1 million to $5.4 million for the nine months ended September 30, 2007, as compared to $3.3 million for the comparable prior year period. The increase is primarily due to the increase in loss contingencies related to the settlements of our law suits. Our other general and administrative expenses as a percentage of revenues were 23.9% for the nine months ended September 30, 2007, as compared to 12.2% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the nine months ended September 30,
	2007	2006
Depreciation and amortization	$1,260,031	$559,634
Travel	467,480	287,475
Marketing expenses	378,753	276,744
Rent	348,102	247,466
Internet bandwidth	297,927	285,524
Commissions	490,186	280,612
Bad debts expense	229,158	197,745
Other	1,897,491	1,172,658

Total other general and administrative expenses	$5,369,128	$3,307,858

Operating losses increased $2.6 million to an operating loss of $3.4 million for the nine months ended September 30, 2007, from $0.8 million for the nine months ended September 30, 2006. The increase in the operating loss is the result of the increase in gross profit of $1.9 million, reduced by the increases in wages of $2.2 million, restructuring charges of $0.5, increases in our selling, general and administrative expenses of $2.1 million, net of a decrease in professional fees of $0.2 million.

Other income (expense) increased $0.8 million to $10.1 million for the nine months ended September 30, 2007 from $9.3 million for the comparable prior year period. It is comprised of the following:

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of common stock held by our Debenture holders, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and exercised warrants that they hold into shares of our common stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of common stock issuable upon conversion of our Debentures as a result of the restructuring, effective November 10, 2006, described above was declared effective on April 12, 2007. As of September 30, 2007, management believes the probability of such penalty is minimal and has reduced the estimated amount of the penalty by $89,000 to $43,000. During the nine months ended September 30, 2006, we recognized income of $193,500 in connection with the registration rights agreement. The reduction in the registration rights penalty for the nine months ended September 30, 2007 has been presented as a cumulative effect of a change in accounting principle in the accompanying unaudited condensed consolidated statement of operations.

•	Interest income – we earned approximately $106,800 in interest on bank deposits for the nine months ended September 30, 2007, as compared to $75,500 for the nine months ended September 30, 2006.

•

Interest expense – interest expense increased $2.3 million to $10.3 million for the nine months ended September 30, 2007 from $8.0 million for the comparable prior year period. The increase is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in November 2006, and in part to an acceleration of the amortization of the debt discount in connection with conversions of Debentures into shares of our Common Stock. We incurred total interest expense on the Debentures of approximately $10.2 million for the nine months ended September 30, 2007. Included in interest expense is $1.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $8.7 million to amortize

+the debt discount. We incurred total interest expense on the Debentures of approximately $8.0 million for the nine months ended September 30, 2006. Included in interest expense is $1.4 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $6.6 million to amortize the debt discount and the deferred finance fees.

Our provision for income taxes (benefits) is zero in both periods. For the nine months ended September 30, 2007 and 2006, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported a loss from continuing operations of approximately $13.5 million for the nine months ended September 30, 2007, compared to a loss from continuing operations of approximately $10.1 million for the nine months ended September 30, 2006. Continuing operations included the operations of SendTec and the Company. Included in the loss from continuing operations for the nine months ended September 30, 2007 and 2006 are non-cash expenses totaling $10.7 million and $9.3 million, respectively.

In June 2006, we sold the business and substantially all of the net assets of Access and ceased the operations of Friendsand. The operations of Access and Friendsand for the nine months ended September 30, 2006 was a net loss of approximately $4.6 million, which is presented as discontinued operations for comparability.

We reported a net loss of approximately $13.5 million for the nine months ended September 30, 2007 compared to a net loss of $14.7 million for the nine months ended September 30, 2006. Included in the net loss for the nine months ended September 30, 2007 are non-cash expenses totaling $10.7 million. Included in the net loss for the nine months ended September 30, 2006 are non-cash expenses totaling $9.3 million, and a loss from discontinued operations of $4.6 million.

Liquidity and Capital Resources

We incurred approximately a $13.5 million loss from continuing operations for the nine months ended September 30, 2007, which includes an aggregate of approximately $10.7 million in non-cash charges relating to non-cash interest of $8.7 million, depreciation and amortization of $1.3 million, stock based compensation of $0.5 million, and a provision for bad debts of $0.2 million. We also issued stock in payment of approximately $0.3 million of contractual interest expense under our Debentures.

We are required to repay our Debentures on March 31, 2008, which have a face value of $32,730,000 as of September 30, 2007. We are in the process of formulating a plan to restructure this obligation and believe we have access to capital and other resources to do so. As of September 30, 2007 we were not in compliance with the requirement to have a minimum cash balance of $3,500,000 pursuant to the financial covenants we are required to maintain under the modified terms of the Securities Purchase Agreement with the Debenture holders. In addition, we did not make a required interest payment of approximately $502,000 due on November 1, 2007. Our failure to meet the financial covenants and to make interest payments are events of default under the Debentures.

Subsequent to November 1, 2007 the Company and Debenture holders representing more than 75% of the outstanding principal amount of the Debentures, executed a Letter Agreement (“Letter Agreement”), which among other things, provides that during the period from the signing of the Letter Agreement until the close of business on November 16, 2007, the Debenture holders forbear their right to declare us in default under the Debentures and the Securities Purchase Agreement and their right to demand acceleration of the Debentures.

If we are not able to restructure the Debentures or negotiate a further forbearance, holders of 75%, the required minimum, of the principal amount of the Debentures may elect to declare our Company in default of the Debentures. If we are declared in default, the Debenture holders have the right to accelerate the payment of the obligation, and as such we will not have sufficient working capital or cash to repay the outstanding principal and interest due under the Debentures. Since we rely on our working capital for day-to-day operations, such a default would have a material adverse effect on the business, operating results, and financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put us, our investors and the value of its common stock, at significant risk. Further, our obligations under the Debentures are secured by substantially all of our assets. Failure to fulfill the obligations under the Debentures could lead to loss of these assets, which would be detrimental to our operations. In addition, adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity. These matters raise substantial doubt about our Company’s ability to continue as a going concern. The financial statements do not include any adjustments that may be necessary should our Company be unable to continue as a going concern.

We integrated our newly acquired business, STAC, into our existing operations and believe that our current capital resources and resources available from STAC will enable us to sustain operations through September 30, 2008, exclusive of Debenture repayments. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary, in the near term. We are restricted from incurring additional indebtedness, other than certain permitted indebtedness, as long as our Debentures remain outstanding.

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

We were not in compliance with certain financial covenants we were required to maintain under the terms of our Securities Purchase Agreement with our Debenture holders. On September 27, 2006, the Company and the Debenture holders entered into an agreement to amend the financial covenants contained in the Securities Purchase Agreement and, among other things, reduced the conversion price of the Debentures to $0.50 per share from $1.50 per share. On November 10, 2006, our stockholders approved an increase in our authorized capital to meet the requirements of all potential conversions of our Debentures and other derivate instruments into common stock, which had the effect of making the revised Debenture agreement effective.

The amended financial covenants required us to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006 and $5,025,000, $5,175,000 and $5,450,000 for the first, second, and third quarters of 2007, respectively, which requirements were satisfied. We are required to attain $5,700,000 for the fourth quarter of 2007. We were also required to attain a minimum cash balance of $3,250,000 as of June 30, 2007, which we attained.

Under the Securities Purchase Agreement, we were also required to attain minimum net revenues $5,450,000 for the three months ended September 30, 2007, which we attained. Per the amended financial covenants, net revenues are defined as net revenues calculated in accordance with GAAP as applied by us in our audited financial statements. See Note 3 for a description of our revenue recognition policies.

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

Net cash flows used in operating activities for the nine months ended September 30, 2007 were $3.2 million, as compared to net cash used in operating activities of $5.0 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, our net loss from continuing operations of approximately $13.5 million, adjusted for non-cash items totaling $10.7 million, including depreciation and amortization of $1.3 million, stock-based compensation of $0.5 million, non-cash interest of $8.7 million, and a provision for bad debts of $0.2 million used $2.8 million in cash. Changes in assets and liabilities used $0.4 million in cash. For the nine months ended September 30, 2006, our net loss from continuing operations of approximately $10.1 million, adjusted for non-cash items totaling $9.3 million, including depreciation and amortization of $0.5 million, stock-based compensation of $0.6 million, stock issued to satisfy a waiver and covenant fee of $1.4 million, non-cash interest of $6.6 million, a provision for bad debts of $0.2 million, and a loss on an equity-method investment of $0.2 million, net of non-cash income of $0.2 million from the reduction of the registration rights penalty used $0.8 million in cash. Changes in assets and liabilities used $4.2 million in cash.

Net cash flows used in investing activities for the nine months ended September 30, 2007 were $0.2 million, as compared to net cash provided by investing activities of $8.9 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007 we used cash to purchase $0.2 million of property and equipment. For the nine months ended September 30, 2006, we acquired $9.3 million of cash in the SendTec consolidation, and we received $0.3 million in the reconciliation of the purchase of net assets of SendTec, Inc. from theglobe.com, Inc. We used cash to purchase property and equipment of $0.5 million, and incurred $0.2 in transaction expenses.

Net cash flows used in financing activities for the nine months ended September 30, 2007 were $0.2 million, as compared to net cash provided by financing activities of $0.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we repurchased and retired common stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $0.1 million. For the nine months ended September 30, 2006, we received net proceeds from the sale of Common Stock and exercise of warrants of $0.7 million.

There were no discontinued operations for the nine months ended September 30, 2007. Discontinued operations used $1.7 million of net cash in operating activities and provided $1.3 million from investing activities for the nine months ended September 30, 2006.

We reported a net decrease in cash for the nine months ended September 30, 2007 of $3.5 million as compared to a net increase in cash of $4.3 million for the nine months ended September 30, 2006. At September 30, 2007 we had cash on hand of $2.6 million.

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

Internet advertising: Revenue from the distribution of internet advertising, which principally includes the placement of banner ads and e-mail transmission of services is recognized when internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. We report these revenues gross because we are responsible for fulfillment of the service, have substantial latitude in setting price and assume the credit risk for the entire amount of the sale, and we are responsible for the payment of all obligations incurred with media providers.

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

Advertising programs: Revenue generated from the production of direct response advertising programs, such as infomercials, is recognized on the completed contract method when such programs are complete and available for airing. Production activities generally take eight to 12 weeks and we usually collect amounts in advance and at various points throughout the production process. Amounts received from customers prior to completion of commercials are included in deferred revenue and direct costs associated with the production of commercials in process are deferred and included within other current assets in the accompanying balance sheet. In addition, revenues from creative services, third party research, retainer fees, and strategic consulting are included in this category. We report these revenues gross because we are responsible for the fulfillment of the service.

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

On or about April 28, 2006, LeadClick Media, Inc. commenced an action against us in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. During August 2007, we reached an agreement settling this matter for $260,000 to be paid in three installments and executed a mutual release with LeadClick. During the nine months ended September 30, 2007, we paid $135,000 with respect to this settlement. The accompanying unaudited consolidated balance sheet includes a $125,000 liability for the remaining amount due under the settlement of this obligation.

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, we believe the purchaser (Come & Stay, S.A.) is required to assume certain liability with respect to this matter, however, the purchaser has contested this fact. As a result, we have commenced an arbitration proceeding before the International Chamber of Commerce seeking to have the purchaser assume liability for amounts that may be due by us to Leadclick, as mentioned in the preceding paragraph.

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

On September 19, 2007, the parties attended court ordered mediation but were unable to reach a compromise. We filed our answer brief with the Eleventh Circuit Court of Appeals on September 25, 2007. The Company intends to vigorously defend itself with respect to this matter; however, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Compliant in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. We filed a motion to dismiss the class action on September 14, 2007 and a hearing is set for November 14, 2007. The Company believes that this action, like those previously filed, is without merit and will vigorously defend itself in this matter.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against us seeking $500,000 in damages as a result of an alleged breach of contract. On October 29, 2007, the arbitrator awarded Wedbush $694,197, which we recorded during the quarter ended September 30, 2007. We are presently considering an appeal of this award.

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

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of common stock on the same basis as the amendment to our Debentures and has threatened legal action, although, to date, no action has been taken. We are engaged in settlement discussions with counsel for Sunrise after the matter was referred to mediation. During February 2007, we reached an agreement in principle for settlement of this matter upon issuance of 650,000 shares of our common stock, although negotiations continue. Subsequent to February 2007, the preliminary agreement was not executed and all talks have ceased. Due to the uncertainity of this matter, we reversed our prior accrual during the nine months ended September 30, 2007 and cannot predict the outcome or range of possible loss, if any. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 14, 2007, we filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc. We are seeking recovery of at least $2.2 million of damages, as of September 30, 2007. This amount includes invoiced advertising services, as well as other commissions estimated at approximately $0.2 million, as of September 30, 2007. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying condensed consolidated balance sheet as of September 30, 2007.

Cosmetique’s failure to pay its obligations to us has caused us to delay certain payments for costs we incurred in connection with our work for Cosmetique. Although we are not aware of any vendor lawsuits that have been filed, at least one vendor, ValueClick, Inc., has threatened to file suit against us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of September 30, 2007, the Company was required to have a minimum cash balance of $3,500,000 pursuant to the financial covenants the Company is required to maintain under the modified terms of the Securities Purchase Agreement with the Debenture holders. As of September 30, 2007, the Company was not in compliance with this requirement. In addition, the Company did not make a required interest payment of approximately $502,000 due on November 1, 2007. The Company’s failure to meet the financial covenants and to make interest payments are events of default under the Debentures.

Subsequent to November 1, 2007 the Company and Debenture holders representing more than 75%, the required minimum, of the outstanding principal amount of the Debentures, executed a Letter Agreement (“Letter Agreement”), which among other things, provides that during the period from the signing of the Letter Agreement until the close of business on November 16, 2007, the Debenture holders forbear their right to declare the Company in default under the Debentures and the Securities Purchase Agreement and their right to demand acceleration of the Debentures.

If the Company is not able to restructure the Debentures or negotiate a further forbearance, holders of 75% of the principal amount of the Debentures may elect to declare the Company in default of the Debentures. If the Company is declared in default, the Debenture holders have the right to accelerate the payment of the obligation, and as such the Company will not have sufficient working capital or cash to repay the outstanding principal and interest due under the Debentures. Since the Company relies on its working capital for day-to-day operations, such a default would have a material adverse effect on the business, operating results, and financial condition. In such event, the Company may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put the Company, its investors and the value of its common stock, at significant risk. Further, the Company’s obligations under the Debentures are secured by substantially all of its assets. Failure to fulfill the obligations under the Debentures could lead to loss of these assets, which would be detrimental to the Company operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company’s Annual Meeting of Stockholders was held on August 29, 2007. The following business was transacted during the meeting:

1.	Election of Directors:

		Votes For	Votes Withheld
Paul Soltoff	Elected	34,133,621	350,775
Anthony Abate	Elected	34,148,621	335,775
Vincent Addonisio	Elected	34,148,621	335,775
Robert Beauregard	Elected	34,148,621	335,775
Robert Hussey	Elected	34,148,621	335,775

2.	The proposal to ratify the appointment of Gregory, Sharer & Stuart as the Company’s independent registered public accounting firm for the year ending December 31, 2007 was approved. The Company received 34,037,253 votes for the proposal, 163,836 votes against the proposal, and 283,306 votes abstained from voting.

3.	The proposal to adopt the SendTec Incentive Stock Plan A was approved. The Company received 15,702,543 votes for the proposal, 729,980 votes against the proposal, and 54,000 votes abstained from voting.

4.	The proposal to adopt the SendTec Incentive Stock Plan B was approved. The Company received 15,688,243 votes for the proposal, 744,280 votes against the proposal, and 54,000 votes abstained from voting.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

A. Exhibits

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SendTec, Inc.

November 16, 2007	By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer
(Principal Executive Officer)

November 16, 2007	By:	/s/ Donald Gould
Donald Gould
(Principal Financial Officer)