Form 10KSB
period 2007-12-31
SENDTEC, INC.
filed 2008-04-09
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the fiscal year ended December 31, 2007

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

The issuer’s revenues during the fiscal year ended December 31, 2007, were $30,802,543.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of March 26, 2008, was $2,975,190.

As of March 26, 2008, there were 63,137,856 shares of the issuer’s common equity outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-KSB

YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Description of Business.

Overview

Our business primarily involves direct response marketing programs designed to help our clients market their products and services through the Internet, television, radio and print advertising. We are a holding company that conducts business operations through our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”).

Corporate History

We were originally formed on April 27, 2004 as Chubasco Resources Corp. in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. Since that time we have completed several acquisitions, divestitures and business combination transactions that have resulted in a focus on direct response marketing. The first of these transactions was with RelationServe, Inc. (“RelationServe”).

RelationServe was incorporated in the State of Delaware in March 2005. On May 16, 2005, RelationServe acquired, through a wholly-owned subsidiary, certain Internet marketing assets from Omni Point Marketing LLC, a Florida limited liability company. At that time RelationServe also acquired, through a wholly-owned subsidiary, an Internet social networking community, Friendsand, LLC, a Delaware limited liability company. RelationServe had no business or assets prior to such acquisitions.

On June 13, 2005, we completed a reverse merger with RelationServe pursuant to which the former stockholders of RelationServe acquired a majority of our outstanding Common Stock and RelationServe became our wholly-owned subsidiary. Subsequently, we discontinued all of our business operations that had been conducted prior to the reverse merger, and we succeeded to the business of RelationServe as our sole line of business. On June 15, 2005, we filed an amendment to our articles of incorporation to change our name from Chubasco Resources Corp. to RelationServe Media, Inc., a Nevada corporation.

On August 29, 2005, we merged with our wholly-owned Delaware subsidiary, RelationServe Media, Inc., a Delaware corporation, for the sole purpose of reincorporating in the State of Delaware.

On October 31, 2005, an affiliate of ours, STAC, purchased all of the business and assets of SendTec, Inc. (“SendTec”) from theglobe.com, Inc. (“theglobe.com”). STAC provided financing for the acquisition of SendTec by issuing $34,950,000 of its 6% Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”), to institutional investors. In addition, three of the debenture holders also purchased 279,669 shares of STAC’s redeemable preferred stock at a price of $1.00 per share, for net proceeds of approximately $280,000. STAC management purchased 531,700 shares of STAC Common Stock for $531,700. STAC also issued, as non-cash consideration, an additional 4,774,323 shares of its Common Stock to the management team of SendTec. In addition, we purchased 10,000,000 shares of STAC Common Stock at a purchase price of $1.00 per share with proceeds from the sale of 762,199 shares of our Series A Preferred Stock. We retained approximately a 23% equity interest in STAC.

Pursuant to the requirements of the acquisition financing arrangements described above, from October 31, 2005, the date of the acquisition of SendTec, through February 3, 2006, STAC operated independently from us and was our minority-owned affiliate. Following the satisfaction of certain financial milestones, on February 3, 2006, among other transactions, STAC became our wholly-owned subsidiary. In connection with the transactions that occurred on February 3, 2006, we guaranteed the obligations of STAC and pledged our assets as security for the Debentures, and the Debentures that were previously convertible into STAC Common Stock became convertible into shares of our Common Stock. In addition, the STAC Common Stock held by the STAC management team was exchanged for 9,506,380 shares of our Common Stock, and STAC’s redeemable preferred stock was redeemed by STAC for approximately $280,000. In addition, our Series A Preferred Stock was converted into 7,621,991 shares of our Common Stock.

On June 5, 2006, we entered into a definitive agreement to sell substantially all of the business and assets of RelationServe Access, Inc., one of our wholly-owned subsidiaries. The closing occurred on June 15, 2006. The purchase price included $1.4 million in cash and the assumption of certain liabilities, up to a total aggregate amount of $3.0 million. Pursuant to the agreement, we remained liable for certain contingencies and liabilities, including any liabilities in excess of $3.0 million. Subsequently, we discontinued the business of Friendsand, LLC.

On July 17, 2006, we changed our name from “RelationServe Media, Inc.” to “SendTec, Inc.” We currently maintain our principal executive offices at 877 Executive Center Drive West, Suite 300, St. Petersburg, Florida 33702. We also maintain an office in New York, New York. We presently have 110 full-time employees.

Unless otherwise indicated, all references in this Report to "we," "us," "our" and similar terms, or to "SendTec," refer to SendTec, Inc. and its subsidiaries, as presently existing.

SendTec’s Business

We are a direct response marketing service and technology company that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet (“online”) and through traditional media channels such as television, radio, and print advertising (“offline”). Utilizing our marketing products and services, our clients seek to increase the effectiveness and the return on investment on their advertising campaigns. Our online and offline direct marketing products and services include strategic campaign development, creative development, creative production and post-production, media buying and tracking, campaign management, campaign analysis and optimization, technology systems implementation and integration for campaign tracking, and many other agency type services. In addition, we have a suite of technology solutions: ROY, SearchFactz(TM), SOAR (an acronym for “SendTec Optimization and Reporting”) and iFactz(TM), all of which enable us to deliver, track, and optimize direct marketing campaigns across multiple distribution channels, including television, radio, direct mail, print, and the Internet. We believe the combination of our direct marketing capabilities, technology, and experience in both online and offline marketing, enables our clients to optimize their advertising campaigns across a broad spectrum of advertising mediums.

Online Marketing Services – SearchFactz(TM)

We offer a variety of products and services that enable on-line advertisers and publishers to generate performance-based results through online marketing channels such as search marketing, web advertising, e-commerce up-sells, affiliate marketing, and email marketing. Our broad range of products and services includes creative strategy and execution, strategic offer development, production planning, media planning, media buying, and search optimization. Through these products and services, our clients can address all aspects of the marketing continuum, from strategic planning through execution, including results management and campaign refinements. Our proprietary technologies allow advertisers and publishers to track, report, and optimize online campaign activity all the way to the “conversion level” (which means a consumer’s actual response to the offer, as, for example, by the making of a purchase). Our knowledge of digital advertising strategies, targeting methods, media placements, and creative executions combined with our technology, help our clients improve their advertising performance and return on investment.

Currently, the majority of our online revenues are generated from performance based marketing services based on cost-per-action (“CPA”) or cost-per-click (“CPC”) pricing models. CPA and CPC pricing models require that we generate a specified consumer action for the advertiser in order to be paid by the advertiser. The term action is used to describe the specific consumer response desired by an advertiser. An action can be (1) a sale, which is the purchase of a product or service by a consumer, or (2) a lead, which is the supplying of specific information by a consumer to an advertiser. Under both of these models we are paid a fee per action only if we generate the action the advertiser specifies. The majority of the time, we utilize online media providers who agree to provide media to us on a venture basis. By supplying online media on a venture basis, online media providers are only paid for the media when it generates a specified action. Therefore, the media provider is not paid for the quantity of media supplied to generate an action but only for the number of actions generated. The amount an advertiser is willing to pay for an action depends on several factors, including the type of action, the amount of information to be gathered, and the level of difficulty to generate the action. For example, an advertiser may be willing to pay $50.00 per action to generate a sale of a $200.00 product, and $5.00 per action to get the name, address and phone number of a consumer interested in a mortgage. Advertisers pay us to generate actions online for them, and in turn, the online media provider is paid a portion of the revenue received by us for generating that action. We recognize revenue for the fees generated by providing actions to advertisers. Our ability to generate significant revenues from online advertisers depends on our ability to acquire a sufficient supply of online performance based media at competitive prices and our ability to demonstrate the effectiveness of these performance-based pricing models to advertisers.

As part of our online marketing services, we manage and optimize paid search programs for direct marketers, providing them with bid/rank management, and creative and strategic consulting in order to optimize paid searches. SearchFactz(TM) is a search engine marketing pay-per-click bid management technology that coordinates performance and cost data from search engines, and conversion activities from websites, and generates actionable campaign alerts that can be analyzed and acted upon by marketing analysts to optimize return on investment from marketing budgets. We develop, through SearchFactz(TM) and the collective experience of our search engine marketing team, the mix of search engine marketing strategies and services to meet a client’s customer acquisition goals. Our search engine marketing services include goals assessment, keyword research and development, creative development, landing page optimization, centralized search listing management, bid management, conversion analysis, fraud detection, campaign optimization, and return-on-investment and profit maximization. From pay-per-click to paid-inclusion and comparison shopping engines, we believe that we utilize the most cost-effective channels to create a customized search marketing campaign to meet our client’s objectives.

All of our online marketing services clients sign insertion order agreements with us prior to the delivery of services. These insertion order agreements detail the specific terms under which marketing services will be provided, including the marketing services to be performed, the fees to be paid and the term of the agreement. The majority of our insertion order agreements for online marketing services are short-term agreements, with either party being able to cancel the insertion order without penalty with 48 hours notice. Most of our search engine marketing insertion order agreements have a minimum 12 month cancellation requirement.

For the year ended December 31, 2007, revenues from our largest client, Cosmetique, Inc, accounted for 19.9% of our total revenues. For the year ended December 31, 2006, revenues from our three largest clients, SureClick Promotions, Real Networks, and Cosmetique, Inc., accounted for an aggregate of 44.9% of our total revenues. During September 2007, Cosmetique ended their advertising campaign and are not a continuing customer. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future.

Offline Marketing Services- iFactz(TM)

We also offer a full array of offline marketing services utilizing traditional distribution channels such as television, radio, print, and direct mail. Our offline marketing services include creative strategy, production, and media buying. We have developed, produced, and distributed numerous direct response television campaigns for customers and have received national awards for our creative and production work. We utilize our two in-house state-of-the-art non-linear digital video editing suites. Our staff includes experienced production department directors, producers, and editors. Our media buying department provides a full range of services, including strategic media planning, media trafficking, media buying, media tracking, and post-buy media and financial analysis, and has executed media buying assignments for a wide variety of television (broadcast and cable), radio, and print formats. Our long time relationships with media partners have enabled us to provide clients competitive media prices.

We have developed a proprietary software application, iFactz(TM), which we believe provides a competitive advantage in marketing offline advertising services. iFactz(TM) is our Application Service Provider, or “ASP,” technology that tracks and reports the online responses that are generated from offline direct response advertising. Historically, advertisers have lacked the ability to accurately track which offline advertising yields results online and thus advertisers have been unable to properly optimize their media buys. iFactz(TM) intelligently tracks and reports web activity from most offline advertising—TV (including national cable), radio, print, and direct mail—in real time. iFactz(TM)’s Intelligent Sourcing(TM) is a media technology that informs the user where online customers come from, and what corresponding activity they produced on the user’s website. iFactz(TM)’s ASP design enables advertisers to implement and access the technology in a timely and cost efficient manner because there are no cumbersome, time-consuming, and costly implementation expenses and lead times. iFactz(TM) is licensed to clients both as a stand alone technology solution and as part of an overall campaign offering. We believe that iFactz(TM) has provided us with a significant competitive advantage, and that there are currently no similar technologies available in the market.

All of our offline marketing services clients sign master terms and conditions agreements, as well as scope of services agreements, with us prior to the delivery of services. The master terms and conditions agreement serves as the general agreement that governs the terms for all projects handled by us for a client. The scope of services agreement details the specific terms under which marketing services will be provided for each project, including the marketing services to be performed, the fees to be paid, and the time frame in which the services will be completed. The majority of our services agreements are cancelable only upon a client’s payment for all marketing services performed.

Competition

Our business and industry is highly competitive. The competition for advertising dollars has also put pressure on pricing points, in particular, for online advertisers. Our competitors include search engines, inventory resellers, referral companies, online networks, and destination websites. We also compete with a variety of large and small advertising agencies, but our primary competitors are interactive marketing companies such as ValueClick, aQuantive, Advertising.com, and Performics.

Item 2.	Description of Property.

SendTec’s operations are located in St. Petersburg, Florida, where we lease approximately 19,800 square feet of office space for approximately $28,800 per month. The lease expires in February 2010. In addition, we maintain an office for SendTec under a lease for approximately 2,500 square feet of office space in New York City for approximately $5,500 per month, which expires in December 2009.

Item 3.	Legal Proceedings.

Other than the actions stated below, we are involved in various matters or disputes arising in the ordinary course of our business. Adverse future developments affecting our pending legal proceedings and other contingencies may also have a material adverse impact on our liquidity.

On April 5, 2006, Ohad Jehassi (“Jehassi”), our former Chief Operating Officer, filed an action against us in the Circuit Court for the 17th Judicial Circuit in Broward County, Florida. Jehassi alleged that we breached an employment agreement and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an Amended Complaint adding a claim for an alleged violation of Florida’s Whistleblower Act, and on August 14, 2006, filed a Third Amended Complaint adding a claim for unpaid wages under a Florida statute. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs and expenses and shares of our stock he alleges he is entitled to. We have filed an answer to the Third Amended Complaint denying that Jehassi is entitled to any relief and have asserted a counterclaim against Jehassi. In February 2007, Mr. Jehassi filed a Fourth Amended Complaint (substantially similar to the Third Amended Complaint). The case is now in the discovery phase. We believe this action is without merit, and intend to vigorously contest this action; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On February 3, 2006, InfoLink Communications Services, Inc, (“InfoLink”) filed a complaint against us and Omni Point Marketing LLC in the Circuit Court of Miami Dade County, Florida, asserting violation of the Federal CAN SPAM ACT of 2003, 15 U.S.C. ss. 7701, and breach of an alleged licensing agreement between Omni Point Marketing LLC and InfoLink. InfoLink seeks actual damages in an amount of approximately $100,000 and approximately $1,500,000 in statutory damages. We do not believe that InfoLink has sufficiently pled any factual basis to support its claim. We filed a motion asking the Court to enter sanctions against InfoLink, including, but not limited to, dismissal of the case with prejudice for InfoLink’s failure to comply with a court order to produce discovery materials. We intend to vigorously contest this action; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about June 15, 2006, R&R Investors Ltd. (“R&R”) commenced an action in the Supreme Court of the State of New York, County of New York, against us and Come & Stay S.A. asserting a claim for breach of contract related to a purported agreement concerning the sale of RelationServe Access, Inc. and Friendsand, Inc. R&R initially sought an injunction enjoining the transfer of RelationServe Access, Inc. and Friendsand, Inc. stock. The Court denied R&R’s motion. R&R effectuated service of the complaint on us in August 2006. We served an answer to R&R’s complaint denying that R&R is entitled to any relief. This action is now in the discovery phase. We intend to vigorously contest this action; however, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On or about April 28, 2006, LeadClick Media, Inc. (“LeadClick”) commenced an action against us in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. During August 2007, we reached an agreement settling this matter for $260,000 to be paid to LeadClick Media in three installments, and executed a mutual release with LeadClick. During the year ended December 31, 2007, we paid $200,000 with respect to this settlement. The accompanying consolidated balance sheet includes a $60,000 liability for the remaining amount due under the settlement of this obligation, which was paid in January 2008. The case has been dismissed with prejudice.

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain of our discontinued operations, we believe the purchaser, Come & Stay, S.A., is required to assume certain liability with respect to the LeadClick matter noted in the preceding paragraph; however, Come & Stay, S.A. has contested its liability. As a result, we commenced an arbitration proceeding before the International Chamber of Commerce seeking to have Come & Stay, S.A. assume liability for amounts that we paid to LeadClick, as mentioned in the preceding paragraph.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson, as the putative class representative, against us and certain of our former officers and directors alleging securities laws violations in connection with the purchase of our stock during the period from May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against us, as an individual, in State Court in Indiana, which action was dismissed in July 2006. The Florida District Court permitted the plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of our Common Stock in the open market, and naming additional former and present officers and directors of SendTec and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act of 1933, as amended (the "Securities Act") and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act"), and Rule 10b-5 promulgated thereunder. Plaintiffs claim, among other things, violations of the various acts: (a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of RelationServe Media, Inc. stock that they were selling securities of RelationServe stock through unregistered agents and broker/dealers was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing RelationServe to substantial legal fees, criminal and civil liability which would have a material adverse impact to the RelationServe’s financial condition; (c) by failing to disclose that in July 2005 RelationServe’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) failing to disclose that a former director has previously been sued by stockholders of two other corporations; and (e) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as a senior officer Richard Hill, had directed that finance recognize income in the third quarter in violation of the Sarbanes-Oxley Act of 2002. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations). In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of SendTec, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

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

On September 19, 2007, the parties attended court ordered mediation but were unable to reach a compromise. Briefing on the appeal has been completed and the parties are awaiting a ruling from the Court of Appeals. Although we are vigorously contesting the appeal, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson, filed a Class Action Complaint in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming us, and certain of our former officers and directors, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Court dismissed the class action complaint, and plaintiffs subsequently filed a First Amended Class Action Complaint raising the same allegations. We filed a motion to dismiss the amended class action complaint and a hearing on the motion was heard on January 16, 2008. On March 27, 2008 our motion to dismiss was granted and the plantiff’s amended complaint was dismissed.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against us seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007, the arbitrator awarded Wedbush $694,197, which we recorded during the year ended December 31, 2007. In December 2007, we filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied.

On or about September 26, 2006, we received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints were submitted to the SEC, the New York Attorney General, and the Florida Attorney General, and assert various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges we agreed to transfer pursuant to a written assignment agreement. Claimant asserts that, in July 2005, a third party agreed to transfer rights to receive shares of our stock to claimant and failed to do so, and that we are under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. We believe these claims to be substantially without merit and intend to vigorously contest this action, however its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as was provided in an amendment to our Debentures and has threatened legal action, although, to date, no action has been taken. Due to the uncertainty of this matter, we cannot predict the outcome or range of possible loss, if any. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On September 14, 2007, we filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc (“Cosmetique”). We are seeking recovery of at least $2.4 million of damages, as of December 31, 2007. This amount includes invoiced advertising services, as well as other commissions estimated at approximately $0.2 million, as of December 31, 2007. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007. In March 2008, Cosmetique filed a counterclaim alleging, among other things, breach of contract, negligent misrepresentation, fraud in the inducement, and violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. In making these claims Cosmetique alleges that Sendtec made false statements, either intentionally or negligently, in the negotiation and/or performance of the parties’ contracts and that Sendtec failed to comply with the terms of those contracts. Sendtec strenuously denies these allegations and intends to vigorously defend these counter-claims.

Cosmetique’s failure to pay its obligations to us has caused us to delay certain payments for costs we incurred in connection with our work for Cosmetique. Although we are not aware of any vendor lawsuits that have been filed, at least one vendor, ValueClick, Inc., has threatened to file suit against us for collection of these amounts.

In December 2007, we filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. We are seeking recovery of at least $282,000 of damages, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our Common Stock has been quoted on the OTC Bulletin Board since June 30, 2005 under the symbol SNDN.OB. Prior to that date, there was no active market for our Common Stock. Based upon information furnished by our transfer agent, as of March 5, 2008, we had approximately 134 holders of record of our Common Stock.

The following table sets forth the high and low bid prices for our Common Stock for the periods indicated, as reported by the OTC Bulletin Board. The prices state inter-dealer quotations, which do not include retail mark-ups, mark-downs or commissions. Such prices do not necessarily represent actual transactions.

	High	Low
Fiscal Year 2006
First Quarter	$3.67	$1.21
Second Quarter	1.83	0.60
Third Quarter	0.87	0.33
Fourth Quarter	0.45	0.31

Fiscal Year 2007
First Quarter	$0.40	$0.17
Second Quarter	0.35	0.21
Third Quarter	0.26	0.09
Fourth Quarter	0.19	0.07

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

Equity Compensation Plan Information

We maintain a 2005 Non-Employee Directors Stock Option Plan (the “Directors Plan”), 2005 Incentive Stock Plan (the “2005 Plan”) and 2006 Incentive Stock Plan (the “2006 Plan” and together, with the Directors Plan and 2005 Plan (collectively, the “Plans”). The Plans have been approved by our Board of Directors and stockholders. As of February 22, 2008, we had issued 843,136 shares of Common Stock under the Plans and had outstanding stock options to purchase a total of 6,774,500 shares of Common Stock, with exercise prices at or in excess of the fair market value on the date of grant. (See “Item 10—Executive Compensation” for a detailed description of our equity compensation plans.)

Our Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, which were approved by our stockholders on August 29, 2007. We have not made any grants under such plans.

The following table provides information as of December 31, 2007, with respect to the shares of Common Stock that may be issued under our existing equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	6,774,500	$1.13	4,225,500

Recent Sales of Unregistered Securities

For information related to our recent sales of unregistered securities, please see our Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K filed during the fiscal year ended December 31, 2007.

Purchases of Equity Securities

None.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006, the SendTec direct response marketing services business of our wholly-owned subsidiary, STAC, has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and, on July 10, 2006, our stockholders approved the name change. Our results of operations for the year ended December 31, 2007 include the results for STAC and SendTec.

The consolidated financial statements contained herein include, commencing February 3, 2006, the results of STAC which became our wholly-owned subsidiary on February 3, 2006. On October 31, 2005, STAC acquired the assets of SendTec from theglobe.com. As of October 31, 2005 and through January 31, 2006, we retained approximately 23% of the total voting interests in STAC. Accordingly from October 31, 2005 through January 31, 2006, we accounted for our investment in STAC in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. We recorded a $153,389 charge for our proportionate share of STAC’s losses for the period January 1, 2006 through January 31, 2006. The results of operations for the year ended December 31, 2006, of RelationServe Access, Inc. (“Access”), and Friendsand.com, Inc. (“Friendsand”) have been reflected as discontinued operations in our statement of operations.

Results of Operations

Year ended December 31, 2007 compared to the year ended December 31, 2006

Our audited consolidated statements of operations for December 31, 2007, contain twelve months of operations of STAC, whereas for the year ended December 31, 2006, they contain eleven months of operations of STAC, which became our wholly-owned subsidiary on February 3, 2006.

Revenues were approximately $30.8 million for the year ended December 31, 2007, as compared to revenues of $35.9 million for the year ended December 31, 2006, a decrease of $5.1 million or 14.1%. A summary of the components of our revenue are as follows:

	For the year ended December 31,		Increase (Decrease)
	2007	2006	Amount	%	% of total revenue
Internet advertising	$18,613,715	$27,396,945	$(8,783,230)	(32.1)%	(24.5)%
Online search	5,098,868	1,744,078	3,354,790	192.4%	9.4%
Direct response media	2,545,519	2,213,229	332,290	15.0%	0.9%
Advertising programs	4,421,412	4,069,091	352,321	8.7%	1.0%
Other	123,029	439,684	(316,655)	(72.0)%	(0.9)%

Revenues	$30,802,543	$35,863,027	$(5,060,484)	(14.1)%	(14.1)%

•

Our Internet advertising revenues decreased because one of our largest clients in 2006 ended its advertising campaign in August 2006. Accordingly, this revenue did not recur in 2007. During September 2007, our largest Internet advertiser ended its advertising campaign. For the year ended December 31, 2007, this revenue totaled $6.1 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 192.4% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues increased in part from additional advertising from existing clients and the addition of a few new clients.

•	Our other revenues are principally from branded media, which did not recur past April 2007 due to the loss of our sole contract.

Cost of revenues were approximately $14.8 million for the year ended December 31, 2007. Cost of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our Internet advertising were $13.4 million, and $1.4 million were from our offline advertising programs. Cost of revenues does not include any allocation of operating expenses such as salaries, wages and benefits or other general and administrative costs. There are no cost of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Cost of revenues were approximately $21.9 million for the year ended December 31, 2006. The cost of revenues of our Internet advertising was $20.7 million, and $1.2 million was from our offline advertising programs.

Gross profit increased $2.1 million to $16.0 million for the year ended December 31, 2007 from gross profit of $13.9 million for the comparable prior year period. Gross profit was approximately $16.0 million for the year ended December 31, 2007, or 52.0% of revenues. The increase in gross profit is primarily due to the increase in gross profit from our online search, which is reported on the net basis. Gross profit from our Internet advertising business was $5.2 million, or 27.8% of our Internet advertising revenues for the year ended December 31, 2007, while our gross profit from offline advertising programs was $3.1 million, or 69.3% of offline advertising program revenue. Gross profit from our other revenue sources were $5.1 million for online search, $2.5 million for direct response media, and $0.1 million for branded media. Gross profit was approximately $13.9 million for the year ended December 31, 2006, or 38.8% of revenues. Gross profit from our Internet advertising business was $6.7 million, or 24.5% of our Internet advertising revenues for the year ended December 31, 2006, while our gross profit from offline advertising programs was $2.8 million, or 68.8% of offline advertising program revenue. Gross profit from our other revenue sources were $1.8 million for online search, $2.2 million for direct response media, and $0.4 million for branded media.

Salaries, wages and benefits expenses were approximately $11.3 million for the year ended December 31, 2007, as compared to $9.0 million for the comparable prior year period, an increase of $2.3 million, or 26.6%. The increase is primarily due to the increase in staff in the areas of sales, account management, operations, and information technology. As a percentage of revenues, salaries, wages and benefits increased to 36.8% of net revenues for the year ended December 31, 2007, from 25.0% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.4 million to $1.2 million for the year ended December 31, 2007, as compared to $1.6 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to the filing of registration statements and lower litigation costs.

As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in non-recurring costs related to severance arrangements and the redeployment of personnel for the year ended December 31, 2007. There were no restructuring costs during the year ended December 31, 2006.

We evaluated the carrying amount of our goodwill and other intangibles in order to determine whether circumstances indicate that the carrying amount of the goodwill and other intangibles exceeds their fair value. We determined that the carrying amount of our goodwill and certain intangible assets exceeded their fair value. As a result of the evaluation, we recognized an expense of $10.3 million. This expense is non-cash in nature. We did not incur this expense during the year ended December 31, 2006.

Other general and administrative expenses increased approximately $0.6 million to $6.9 million for the year ended December 31, 2007, as compared to $6.3 million for the comparable prior year period. The increase is primarily due to the increase in loss contingencies related to the settlements of our law suits. Our other general and administrative expenses as a percentage of revenues were 22.4% for the year ended December 31, 2007, as compared to 17.6% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the year ended December 31,
	2007	2006
Depreciation and amortization	$1,682,897	$1,467,054
Travel	569,208	394,330
Marketing expenses	478,214	390,053
Rent	454,566	345,564
Internet bandwidth	388,103	396,313
Commissions	638,214	391,065
Bad debts expense	289,743	269,480
Other	2,387,108	2,652,821

Total other general and administrative expenses	$6,888,053	$6,306,680

Operating losses increased $11.2 million to an operating loss of $14.2 million for the year ended December 31, 2007, from $3.0 million for the year ended December 31, 2006. The increase in the operating loss is the result of the increase in gross profit of $2.1 million, reduced by the increases in wages of $2.3 million, restructuring charges of $0.5 million, impairment of goodwill and intangibles of $10.3 million, and increases in our other general and administrative expenses of $0.6 million, net of a decrease in professional fees of $0.4 million.

Other income (expense) decreased $21.6 million to $13.2 million for the year ended December 31, 2007, from $34.9 million for the comparable prior year period. Other income (expense) was comprised principally of the following items for the years ended December 31, 2006 and 2007:

•

Loss on deemed extinguishment of debt – we restructured our 6% Senior Secured Convertible Debentures during November, 2006, by among other things, reducing the conversion price of the Debentures to $0.50 per share from $1.50 per share, and as a result, recognized an expense of $22.4 million. This expense is non-cash in nature. We did not incur this expense during the year ended December 31, 2007.

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of Common Stock held by our Debenture holders, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and exercised warrants that they hold into shares of our Common Stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of Common Stock issuable upon conversion of our Debentures as a result of the restructuring, effective November 10, 2006, described above was declared effective on April 12, 2007. As of December 31, 2007, management believes the probability of such penalty is minimal and has reduced the estimated amount of the penalty by $116,000 to $15,000. During the year ended December 31, 2006, we recognized income of $193,500 in connection with the registration rights agreement. The reduction in the registration rights penalty for the year ended December 31, 2007 has been presented as a cumulative effect of a change in accounting principle in the accompanying audited consolidated statement of operations.

•

Covenant penalty – we were not in compliance with certain covenants in the debenture agreement for the fourth quarter of 2005. As a result, on February 3, 2006, we issued 525,000 shares of Common Stock with a fair value of approximately $1.4 million to the Debenture holders. This expense is non-cash in nature. We did not incur this expense during the year ended December 31, 2007.

•

Loss on equity-method investment – prior to consolidation of SendTec, we owned 23% of SendTec and accounted for this investment by the equity method, in which we recorded 23% of SendTec’s net loss for January 2006, resulting in an expense of approximately $153,000. This expense is non-cash in nature. We did not incur an equity-method loss during the year ended December 31, 2007.

•	Interest income – we earned approximately $130,400 in interest on bank deposits for the year ended December 31, 2007, as compared to $109,600 for the year ended December 31, 2006.

•

Interest expense – interest expense increased $2.2 million to $13.4 million for the year ended December 31, 2007, from $11.2 million for the comparable prior year period. The increase is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in November 2006, and in part to an acceleration of the amortization of the debt discount in connection with conversions of Debentures into shares of our Common Stock. We incurred total interest expense on the Debentures of approximately $13.4 million for the year ended December 31, 2007. Included in interest expense is $2.0 million of interest that requires payment to our Debenture holders and a non-cash interest charge of $11.4 million to amortize the debt discount. We incurred total interest expense on the Debentures of approximately $11.2 million for the year ended December 31, 2006. Included in interest expense is $1.9 million of interest that requires payment to our Debenture holders and a non-cash interest charge of $9.3 million to amortize the debt discount and the deferred finance fees.

Our provision for income taxes is zero for the years ended December 31, 2007 and 2006. For the years ended December 31, 2007 and 2006, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported a loss from continuing operations of approximately $27.5 million for the year ended December 31, 2007, compared to a loss from continuing operations of approximately $37.9 million for the year ended December 31, 2006. The decrease in loss from continuing operations of $10.5 million is primarily due to an increase in our operating loss of $11.2 million, and an increase in interest expense of $2.2 million, offset by a decrease in the loss on deemed extinguishment of debt of $22.4 million, a decrease in covenant penalty of $1.4 million, and a decrease in the loss on equity-method investment of $0.1 million . Continuing operations included the operations of SendTec and STAC. Included in the loss from continuing operations for the year ended December 31, 2007 and 2006 are non-cash expenses totaling $24.3 million and $35.6 million, respectively.

In June 2006, we sold the business and substantially all of the net assets of Access and ceased the operations of Friendsand. The operations of Access and Friendsand for the year ended December 31, 2006, was a net loss of approximately $4.6 million, which is presented as discontinued operations for comparability. We did not have any discontinued operations during the year ended December 31, 2007.

We reported a net loss of approximately $27.4 million for the year ended December 31, 2007, compared to a net loss of $42.5 million for the year ended December 31, 2006. The decrease in net loss of $15.2 million is primarily due to an increase in our operating loss of $11.2 million, and an increase in interest expense of $2.2 million, offset by a decrease in the loss on deemed extinguishment of debt of $22.4 million, a decrease in covenant penalty of $1.4 million, a decrease in the loss on equity-method investment of $0.1 million, and a decrease in our loss from discontinued operations of $4.6 million. Included in the net loss for the year ended December 31, 2007 are non-cash expenses totaling $24.3 million. Included in the net loss for the year ended December 31, 2006 are non-cash expenses totaling $35.6 million, and a loss from discontinued operations of $4.6 million.

Liquidity and Capital Resources

We incurred a loss from continuing operations of approximately $27.4 million for the year ended December 31, 2007, which includes an aggregate of approximately $24.3 million in non-cash charges relating to non-cash charges for an impairment loss on goodwill and intangibles of $10.3 million, non-cash interest of $11.3 million, depreciation and amortization of $1.7 million, stock based compensation of $0.7 million, and a provision for bad debts of $0.3 million. We also issued stock in payment of approximately $0.3 million of contractual interest expense under our Debentures.

We were required to repay our Debentures on March 31, 2008, which have a face value of $32.7 million as of December 31, 2007. On March 26, 2008, the Company and our Debenture holders (the “Holders”) entered into a recapitalization agreement (the “Agreement”) which provides for, among other things, the conversion of certain Debenture principal into our Preferred Shares, and extends the due date of the remaining Debenture principal for up to three years.

Pursuant to the Agreement, we and the Holders agreed to exchange the Debentures with a current outstanding principal amount of $32,730,000 into a combination of shares of our newly created Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”). Our Series B Preferred has a stated value equal to the principal value of the Debentures exchanged ($1,700 per share of Series B Preferred). Each share of Series B Preferred is convertible into 10,000 common shares at $0.17 per common share. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event we are not successful in registering shares underlying potential conversions of the Series B Preferred into our common shares. The exchange of Debentures into Series B Preferred is expected to occur in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) would occur promptly following the satisfaction of certain conditions, including shareholder approval to amend our certificate of incorporation to increase the authorized number of our common shares to 500,000,000.

At the First Closing, the Holders exchanged, $18,361,700 aggregate principal amount of the Debentures (on a pro rata basis) into shares of Series B Preferred. The Series B Preferred issued at the First Closing is convertible into a number of shares of Common Stock such that the aggregate number of shares of our Common Stock outstanding (on an as converted basis) after the First Closing equals approximately 190,000,000 inclusive of (i) 108,000,000 shares of Common Stock issuable upon conversion of the Series B Preferred, (ii) approximately 57,000,000 shares of Common Stock outstanding prior to the issuance of the Series B Preferred, and (iii) up to 25,000,000 shares of Common Stock that may be issued in connection with the Concurrent Offering (defined below) prior to the Second Closing. Amended Debentures with an aggregate principal amount of $14,368,300 will remain outstanding after the First Closing. The Amended Debentures are non-interest bearing.

Promptly after the First Closing, we are required to use our best efforts to call and hold a meeting of our stockholders to increase our authorized Common Stock to 500,000,000 shares.

At the Second Closing, the remaining Amended Debentures will be exchanged for Series B Preferred with a stated value of $14,368,300 convertible into approximately 84,529,412 shares of our Common Stock; provided, however, that in the event we have not raised a minimum of $5,000,000 (in the aggregate) of gross proceeds in connection with the Concurrent Offering (defined below) on or before the Second Closing, only $3,368,300 of Amended Debentures will be exchanged for Series B Preferred. The remaining $11,000,000 of Amended Debentures, as amended at the time of the Second Closing (the “Residual Notes”), will remain outstanding. The Residual Notes shall: (i) have a term of three (3) years; (ii) not bear interest; (iii) convert into Common Stock at a price of $0.17 per share; (iv) contain no financial covenants; (v) be a senior and secured obligation of ours; and (vi) have pari-passu anti-dilution protection to the Series B Preferred. In such case, the residual $11,000,000 principal amount of Residual Notes shall remain outstanding as three-year convertible debt with no coupon; provided, however, that the new debt shall automatically convert into Series B Preferred when and if we raise $5,000,000 in connection with the Concurrent Offering (defined below).

Pursuant to the Agreement, we are required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such terms as are called for by the Agreement, if Series B Preferred. The Concurrent Offering will terminate no later than the earlier to occur of one year from (i) the date of the Second Closing, or (ii) 150 days after the First Closing. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock done in connection with the Concurrent Offering shall be done at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance).

Subject to an effective registration statement covering the Common Stock underlying the Series B Preferred and certain other restrictions, (i) 50% of the outstanding shares of Series B Preferred shall automatically convert into our Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.30 for fifteen (15) out of twenty (20) consecutive trading days; and (ii) 50% of the outstanding shares of Series B Preferred Stock shall automatically convert into Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.40 for fifteen (15) out of twenty (20) consecutive trading days.

In the event that the value of the average daily trading volume is less than $1.0 million, conversion shall be limited to $1.0 million of the Series B Preferred for each 20-day period that the minimum second closing bid price equals or exceeds the threshold for a minimum of 15 days. In the event that the value of the average daily trading volume exceeds $1.0 million but is less than $2.0 million, conversion shall be limited to $2.0 million of the Series B Preferred for each 20-day period that the minimum closing bid price equals or exceeds the threshold for a minimum of 15 days. In the event that the value of the average daily trading volume exceeds $2.0 million, all such conversion restrictions shall terminate.

At the First Closing, we were required to pay the Holders in cash on amount equal to the interest payment due under the outstanding principal amount of Debentures as of November 1, 2007 plus interest accrued on such Debentures from November 1, 2007 to November 16, 2007. Interest on the principal amount of Debentures remaining after November 16, 2007 ceased to accrue or be payable after such date.

We integrated our newly acquired business, STAC, into our existing operations and believe that our current capital resources and resources available from STAC will enable us to sustain operations through December 31, 2008, exclusive of Debenture repayments. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time nor can we provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary. We are restricted from incurring additional indebtedness, other than certain permitted indebtedness, as long as our Debentures remain outstanding.

In July 2006 and April 2007, we successfully completed registrations for resale of certain shares of Common Stock, as required pursuant to our agreements with our Debenture holders and holders of our Series A Preferred Stock. We are required to maintain the effectiveness of these registration statements until such time that all of the registered shares have been sold by the selling stockholders. We are required to successfully complete registration of our Common Stock issued or issuable to our Debenture holders in connection with the Agreement and we are also required to maintain the effectiveness of the registration statement covering those shares through March 2011.

We were not in compliance with certain financial covenants we were required to maintain under the terms of our Securities Purchase Agreement with our Debenture holders as of December 31, 2007. On September 27, 2006, we and the Debenture holders entered into an agreement to amend the financial covenants contained in the Securities Purchase Agreement and, among other things, reduced the conversion price of the Debentures to $0.50 per share from $1.50 per share. On November 10, 2006, our stockholders approved an increase in our authorized capital to meet the requirements of all potential conversions of our Debentures and other derivate instruments into Common Stock, which had the effect of making the revised Debenture agreement effective.

The amended financial covenants required us to attain minimum net revenues of $4,675,000 for each of the third and fourth quarters of 2006, and $5,025,000, $5,175,000, $5,450,000, and $5,700,000 for the first, second, third, and fourth quarters of 2007, respectively, which requirements were satisfied. We were also required to attain a minimum cash balance of $3,250,000 as of June 30, 2007, which we attained.

We anticipate that we will seek to raise additional capital during 2008 to fund additional growth of the business and provide cash for operations if necessary, and have plans to complete the Concurrent Offering as described above, although we cannot provide assurance that we will raise sufficient capital during 2008.

Net cash flows used in operating activities for the year ended December 31, 2007, were $1.3 million as compared to net cash used in operating activities of $3.4 million for the year ended December 31, 2006. For the year ended December 31,

2007, our net loss from continuing operations of approximately $27.5 million, adjusted for non-cash items totaling $24.4 million, used $3.1 million in cash. Our non-cash items included an impairment loss on goodwill and intangible assets of $10.3 million, depreciation and amortization of $1.7 million, stock-based compensation of $0.7 million, non-cash interest of $11.4 million, and a provision for bad debts of $0.3 million. Changes in assets and liabilities provided $1.8 million in cash. For the year ended December 31, 2006, our net loss from continuing operations of approximately $37.9 million, adjusted for non-cash items totaling $35.6 million used $2.3 million in cash. Our non-cash items included a charge of $22.4 million in connection with debt restructuring, depreciation and amortization of $1.5 million, stock-based compensation of $0.8 million, non-cash interest of $9.2 million, covenant penalty of $1.4 million, a provision for bad debts of $0.3 million, and an equity loss of $0.2 million, net of non-cash income of $0.2 from the reduction of the registration rights penalty. Changes in assets and liabilities used $1.1 million in cash.

Net cash flows used in investing activities for the year ended December 31, 2007, were $0.2 million as compared to net cash provided by investing activities of $8.8 million for the year ended December 31, 2006. For the year ended December 31, 2007, we used cash to purchase property and equipment of $0.2 million. For the year ended December 31, 2006, we acquired $9.3 million of cash in the consolidation with STAC, and received $0.3 million in the reconciliation of the purchase of net assets of SendTec from theglobe.com. We used cash to purchase property and equipment of $0.6 million, and incurred $0.2 in transaction expenses.

Net cash flows used in financing activities for the year ended December 31, 2007 were $0.2 million as compared to net cash provided by financing activities of $0.7 million for the year ended December 31, 2006. For the year ended December 31, 2007, we repurchased and retired Common Stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $0.1 million. For the year ended December 31, 2006, we received net proceeds from the sale of Common Stock and exercise of warrants of $0.8 million, and used $0.1 million of cash to pay capital lease principal. Discontinued operations used $1.5 million of net cash in operating activities and provided $1.3 million from investing activities for the year ended December 31, 2006.

There were no discontinued operations for the year ended December 31, 2007. For the year ended December 31, 2006, discontinued operations used $1.5 million of net cash from operating activities, and provided $1.3 million in investing activities.

We reported a net decrease in cash for the year ended December 31, 2007, of $1.7 million as compared to a net increase in cash of $6.0 million for the year ended December 31, 2006. The decrease in cash of $1.7 million is the result of $1.3 million of cash used in operating activities, $0.2 million of cash used in investing activities, and $0.2 million of cash used in financing activities. At December 31, 2007 we had cash on hand of $4.4 million.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP, which requires management to exercise its judgment. We exercise considerable judgment with respect to establishing sound accounting policies and in making estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of commitments and contingencies at the date of the financial statements.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, debenture modification accounting, income taxes, and loss contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission (“SEC”) Staff Bulletin No. 104.

We base our estimates and judgments on a variety of factors, including our historical experience, knowledge of the business and industry, current and expected economic conditions, the attributes of our products and services, regulatory environment, and in certain cases, the results of outside appraisals. We periodically re-evaluate our estimates and assumptions with respect to these judgments and modify our approach when circumstances indicate that modifications are necessary.

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

Internet advertising: Revenue from the distribution of Internet advertising, which principally includes the placement of banner ads and e-mail transmission of services, is recognized when Internet users visit and complete actions at an advertiser’s website. Revenue consists of the gross value of billings to clients, including the recovery of costs incurred to acquire online media required to execute client campaigns. We report these revenues gross because we are responsible for fulfillment of the service, have substantial latitude in setting price and assume the credit risk for the entire amount of the sale, and we are responsible for the payment of all obligations incurred with media providers.

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

Intangible assets consist of customer relationships, and covenants not to compete. Non-compete agreements are amortized straight-line over the lives of the underlying employment agreements. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including our market capitalization adjusted for a control premium and a discounted cash flow forecast to determine the enterprise value of our business using the income approach. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Stock Based Compensation – Effective January 1, 2006, we adopted FASB Statement of Financial Accounting Standard (“SFAS”) No. 123R “Share Based Payment.” This statement is a revision of SFAS Statement No. 123, and supersedes APB Opinion No. 25, and its related implementation guidance. SFAS 123R addresses all forms of share based payment (“SBP”) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. Under SFAS 123R, SBP awards result in a cost that will be measured at fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest that will result in a charge to operations. Consequently, during the years ending December 31, 2007 and 2006, we recognized approximately $710,000 and $1,099,000 respectively in related expenses.

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the years ended December 31, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

RISK FACTORS

If an event of default occurs under the Debentures it could result in a material adverse effect on our business, operating results, or financial condition as the debenture holders maintain a first priority security interest on all of our assets and the assets of our subsidiaries.

On March 26, 2008, STAC issued $14.37 million principal amount of Amended Debentures that are convertible into shares of our Common Stock at a conversion price of $0.17 per share and are guaranteed by us and each of our subsidiaries. The debenture holders have a first priority security interest on all of our assets and on the assets of our subsidiaries. Events of default under the Amended Debentures include, but are not limited to, the following:

•	failure to pay principal payments or liquidated damages if and when due;

•	a breach of any covenant or agreement in the Amended Debentures;

•

a default or event of default (subject to any grace or cure period provided for in the applicable agreement, document or instrument) under certain documents executed in connection with the purchase of the Debentures and Amended Debentures, or any other material agreement, lease, document or instrument binding on us;

•	a breach of any representation or warranty made in the Amended Debentures or the documents executed in connection with the Debentures and Amended Debentures;

•	certain bankruptcy and bankruptcy related matters;

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

•

a registration statement for the shares issuable upon conversion of the Amended Debentures and certain other shares is not filed within 90 days of the First Closing or, subject to certain exceptions, is continuously effective thereafter so long as any amount remains outstanding on the Amended Debentures; and

•	failure by us to timely deliver shares issuable upon conversion of the Amended Debentures.

If we are declared in default, the Amended Debenture holders have the right to accelerate the payment of our obligation to them. We do not have sufficient working capital or cash to repay the outstanding principal and interest due under the Amended Debentures. Since we rely on our working capital for our day-to-day operations, such a default would have a material adverse effect on our business, operating results, or financial condition. In such event, we may be forced to restructure, file for bankruptcy, sell assets, or cease operations, any of which would put our company, our investors and the value of our Common Stock, at significant risk. Further, our obligations under the Amended Debentures are secured by substantially all of our assets. Failure to fulfill our obligations under the Amended Debentures and related agreements could lead to loss of these assets, which would be detrimental to our operations.

The restrictions on our activities contained in the Debentures could negatively impact our ability to obtain financing from other sources.

So long as any portion of the Debentures remain outstanding, we are restricted from incurring additional indebtedness, other than certain permitted indebtedness consisting of (i) a working capital credit facility, term loan, or a combination of both, up to $2,000,000 which may have a second priority interest in our accounts receivables and inventory, (ii) trade payables and indebtedness consisting of capitalized lease obligations and purchase money indebtedness incurred in connection with the acquisition of capital assets and obligations under sale-leaseback arrangements with respect to newly acquired or leased assets, (iii) deferred revenues, and (iv) accrued liabilities. To the extent that additional debt financing is required for us to conduct our operations, the restrictions from incurring additional indebtedness in the Amended Debentures could materially, adversely impact our ability to achieve our operational objectives.

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

For the year ended December 31, 2007, revenues from our largest client, Cosmetique , Inc., accounted for 19.9% of our total revenues. For the year ended December 31, 2006, revenues from our three largest clients, SureClick Promotions, Real Networks, and Cosmetique, Inc., accounted for an aggregate of 44.9% of our total revenues. During September 2007, Cosmetique ended their advertising campaign and are not a continuing customer. We believe that a limited number of clients will continue to be the source of a substantial portion of our revenues for the foreseeable future. Key factors in maintaining our relationships with these clients include our performance on individual campaigns, the strength of our professional reputation, and the relationships of our key executives with client personnel. To the extent that our performance does not meet client expectations, or our reputation or relationships with one or more major clients are impaired, our revenues could decline and our operating results could be adversely affected.

Litigation may result in financial losses or harm our reputation and may divert management resources.

Current and future litigation may result in financial losses, harm our reputation and require the dedication of significant management resources. We are presently involved in several litigations. We cannot accurately predict the outcome of any such litigations at this time. See Item 3 “–Legal Proceedings” for a description of current legal proceedings. Significant litigation could materially adversely affect our financial condition due to defense costs, settlements or adverse decisions. If one or more of these factors were to occur, we may lose customers, or be subject to significant monetary damages, which may cause our revenues to decline and have a material adverse effect on our results of operations.

We generally do not have long-term contracts with our clients and the termination of our business relationship with any of our significant clients could cause our revenues to decline and have a material adverse effect on our results of operations.

Our clients typically hire us on a project-by-project basis, or on an annual contractual relationship. Moreover, our clients generally have the right to terminate their relationships with us without penalty and with relatively short or no notice. Once a project is completed, we cannot guarantee that a client will engage us for further services. From time to time, highly successful engagements have ended because our client was acquired and the new owners decided not to retain us. A client that generates substantial revenue for us in one period may not be a substantial source of revenue in a subsequent period. We expect a relatively high level of client concentration to continue, but not necessarily involving the same clients from period to period. The termination of our business relationships with any of our significant clients, or a material reduction in the use of our services by any of their significant clients, could adversely affect our future financial performance.

Any limitation on our use of data derived from clients’ advertising campaigns could significantly diminish the value of our services and cause us to lose clients and revenues.

When an individual visits our clients’ websites, we use technologies, including cookies and web beacons, to collect information, such as the user’s IP address, advertisements delivered by us that have been viewed by the user, and responses by the user to such advertisements. We aggregate and analyze this information to determine the placement of advertisements across our affiliate network of advertising space. Although the data we collect from campaigns of different clients, once aggregated, are not identifiable, our clients might decide not to allow us to collect some or all of this data or might limit our use of this data. Any limitation on our ability to use such data could make it more difficult for us to deliver online marketing programs that meet client demands.

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

In addition, the number of competing Internet advertising networks that purchase advertising inventory from websites, search engine and email publishers, continues to increase. We cannot give any assurance that we will be able to purchase or venture advertising inventory that meets our performance, price, and quality requirements, and if we cannot do so, our ability to generate revenues could be limited.

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

Consolidation of online publishers may impair our ability to provide marketing services, acquire advertising inventory at favorable rates, and collect campaign data. The consolidation of Internet advertising networks, web portals, search engines and other online publishers could eventually lead to a concentration of desirable advertising inventory on a very small number of networks and large websites. Such concentration could:

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

The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules generally requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company’s internal controls over financial reporting. In addition, the company’s independent registered public accounting firm must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We expect that this requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. We have implemented these new requirements applicable sections; however, how our independent auditors will apply these requirements and test our internal controls is still uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. In addition, even though we concluded that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

If the use of tracking technology is restricted or becomes subject to new regulation, we could face increased costs or be forced to change our business practices, which could negatively impact our revenues and results of operations.

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

Some Internet commentators and privacy advocates have proposed limiting or eliminating the use of cookies and other Internet tracking technologies, and legislation has been introduced in some jurisdictions to regulate Internet tracking technologies. The European Union has already adopted a directive requiring that when cookies are used, the user must be informed and offered an opportunity to opt-out of the cookies’ use. If there is a further reduction or limitation in the use of Internet tracking technologies such as cookies:

•

we may have to replace or re-engineer our tracking technology, which (a) could require significant amounts of our time and resources, (b) may not be completed in time to avoid losing clients or advertising inventory, and (c) may not be commercially or technically feasible;

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

Our collection, maintenance and sharing of information regarding Internet users could result in lawsuits or government inquiries. These actions may include those related to U.S. federal and state legislation or European Union directives limiting the ability of companies like ours to collect, receive, and use information regarding Internet users. Litigation and regulatory inquiries are often expensive and time-consuming and the outcome is uncertain. Any involvement by us in any of these matters could require us to:

•	spend significant amounts on our legal defense;

•	divert the attention of senior management from other aspects of our business;

•	defer or cancel new product launches as a result of these claims or proceedings; and

•	make changes to our present and planned products or services.

Further, we cannot give any assurance that our advertiser and publisher clients are currently in compliance, or will remain in compliance, with their own privacy policies, regulations governing consumer privacy or other applicable legal requirements. We may be held liable if our clients use our technology or our data or we collect on their behalf in a manner that is not in compliance with applicable laws or regulations or our, or their own, stated privacy standards.

We may be liable for content in the advertisements we deliver for our clients, which could increase our costs and harm our reputation.

We may be liable to third parties for content in the advertisements they deliver if the artwork, text or other content involved violates copyrights, trademarks, or other intellectual property rights of third parties, or if the content is defamatory, obscene or otherwise violative of applicable law. Although we generally receive warranties from our advertisers that they have the right to use any copyrights, trademarks or other intellectual property included in an advertisement and are normally indemnified by the advertisers, a third party may still file a claim against us. Any claims by third parties against us could be time-consuming, could result in costly litigation and adverse judgments, and could require us to change our business practices.

Misappropriation of confidential information held by us could cause us to lose clients or incur liability, which could negatively impact our results of operations and harm our reputation.

We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. If confidential information is compromised, we could be subject to lawsuits by the affected clients or Internet users, which could damage our reputation among our current and potential clients, require significant expenditures of capital and other resources, and cause us to lose business and revenues.

We may require additional funding to support our operations and capital expenditures, which may not be available and which lack of availability could adversely affect our business.

We may need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties and to respond to competitive pressures. There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable, if at all. Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders. If we raise additional funds through the issuance of debt, we will be required to service that debt and we are likely to become subject to additional restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility. If adequate additional funds are not available, we may be required to delay, reduce the scope of, or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

We may make additional acquisitions, which could divert management’s attention, cause ownership dilution, and be difficult to integrate.

Our business strategy depends in part upon our ability to identify, structure, complete, and integrate acquisitions that are complementary with our business model. Acquisitions, strategic relationships, and investments in the technology and Internet sectors involve a high degree of risk. We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives. Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have a competitive market share. Our potential acquisitions, relationships, investment targets, and partners may have histories of net losses and may expect net losses for the foreseeable future.

Acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results, and financial condition. These risks apply to our completed acquisitions and acquisitions we may undertake in the future, including:

•	We could experience a substantial strain on our resources, including time and money, and may not successfully complete, or realize benefits from, the acquisition;

•	Our management’s attention may be diverted from our ongoing business concerns;

•	While integrating new companies, we may lose key executives or other employees of these companies;

•	We could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	We may become subject to unknown or underestimated liabilities of an acquired entity or incur unexpected expenses or losses from such acquisitions; and

•	We may incur possible impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

If we are unable to attract and retain key employees, the quality of our services may decline and we may not be able to successfully operate our business.

Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business. Our success depends to a significant degree upon our ability to attract, retain and motivate highly skilled and qualified personnel. If we fail to attract, train and retain sufficient numbers of highly qualified people, our prospects, business, financial condition, and results of operations will be materially and adversely affected. Our success also depends on the skills, experience, and performance of key members of our management team. The loss of any key employee could have an adverse effect on our prospects, business, financial condition, and results of operations.

The lack of public company experience of our management team puts us at a competitive disadvantage. This relative inexperience could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. The individuals who now constitute our management have never had responsibility for managing any other publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance, and reporting requirements. Our failure to do so could lead to penalties, loss of trading liquidity, and regulatory actions and further result in the deterioration of our business.

Our ability to effectively protect our business and property, and our ability to recruit and retain qualified officers and directors could be adversely affected if we experience difficulty in obtaining adequate insurance, including directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss, or claims by third parties. To the extent our business or property suffers any damages, losses, or claims by third parties that are not covered or adequately covered by insurance, our financial condition may be materially adversely affected.

We may be unable to secure or maintain insurance as a public company to cover liability claims made against our officers and directors. If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors

If we are unable to compete in the highly competitive performance-based advertising and search marketing industries, we may experience reduced demand for our products and services.

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

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty. The barriers to entering such markets are relatively low. In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the search marketing service industry. Further, if the consolidation trend continues among the larger media and search engine companies with greater brand recognition, the share of the market remaining for us and other smaller search marketing services providers could decrease, while the number of smaller providers may continue to increase. These factors could adversely affect our competitive position in the search marketing services industry.

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

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions. If there were to be a general economic downturn that affected consumer activity, however slight, then we would expect that business entities, including our merchant advertisers and potential merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets. We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses. These factors could cause a material adverse effect on our operating results.

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

Our technical systems are vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A natural or man-made disaster or other cause could interrupt our services for an indeterminate length of time and severely damage our business, prospects, financial condition, and results of operations. Our systems and operations are vulnerable to computer viruses, denial of service attacks, and penetration of our network by unauthorized computer users and “hackers,” as well as damage or interruption from fire, floods, hurricanes (including in Florida, where our headquarters are located), network failure, hardware failure, software failure, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, and other similar events, and other unanticipated problems.

We presently may not posses and may not have developed or implemented adequate protections or safeguards to overcome any of these events. We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network. Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, expose us to material risk of loss or litigation and liability, materially damage our reputation, and our visitor traffic may decrease as a result. In addition, if a person or an entity is able to circumvent our security measures, he, she or it could destroy or misappropriate valuable information or disrupt our operations, which could cause irreparable damage to our reputation or business. Similar industry-wide concerns or events could also damage our reputation or business. Our insurance, if obtained, may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our merchant advertisers, our revenue may decline, and our business could suffer.

We may rely on third party co-location providers, and a failure of service by these providers could adversely affect our business and reputation.

We may rely upon third party co-location providers to host our main servers. In the event that these providers experience any interruption in operations or cease operations for any reason, or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves. If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves. We may also be limited in our remedies against these providers in the event of a failure of service. In the past, short-term outages have occurred in the service maintained by co-location providers that could recur. We also may rely on third party providers for components of our technology platform, such as hardware and software providers, credit card processors, and domain name registrars. A failure or limitation of service or available capacity by any of these third party providers could adversely affect our business and reputation.

Our results of operations might fluctuate due to changes in Internet usage or search engine based algorithms, either of which could adversely affect our revenue and in turn the market price of our Common Stock.

Our revenue will be heavily dependent on how search engines treat our content in their indexes. In the event search engines determine that our content is not high quality, such search engines may not rank our content as highly in their indexes, resulting in a reduction in our traffic, which may cause lower than expected revenues. We are greatly dependent on a small number of major search engines, namely Google, Yahoo!, MSN, and AOL. Search engines tend to adjust their algorithms periodically and each adjustment tends to have an impact on how our content ranks in their indexes. These constant fluctuations could make it difficult for us to predict future revenues.

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

Our future revenue and profits, if any, depend upon the continued widespread use of the Internet as an effective commercial and business medium. Factors that could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;

•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

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

Courts may apply these laws in unintended and unexpected ways. As a provider of services over the Internet, we may be subject to an action brought under any of these or other current or future laws governing online services. Many of the services of the Internet are automated and companies, such as ours, may be unknowing conduits for illegal or prohibited materials. It is not known how courts will rule in many circumstances. For example, it is possible that some courts will find strict liability or impose “know your customer” standards of conduct in certain circumstances, in which case we could be liable for actions by others.

We may also be subject to costs and liabilities with respect to privacy issues. Several Internet companies have incurred costs and paid penalties for violating their privacy policies. Further, it is anticipated that new legislation will be adopted by federal and state governments with respect to user privacy. Additionally, foreign governments may pass laws that could negatively impact our business or may prosecute us for our products and services based upon existing laws. The restrictions imposed by, and the costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.

Future regulation of search engines may adversely affect the commercial utility of our search marketing services.

The Federal Trade Commission (“FTC”) has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users. In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed, and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results. Such disclosures, if ultimately mandated by the FTC or voluntarily made by us, or the search engines we rely on, may reduce the desirability of any paid placement and paid inclusion services that we offer. We believe that some users may conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably. If such FTC disclosure reduces the desirability of our paid placement and paid inclusion services, and “click-throughs” of our paid search results decrease, the commercial utility of our search marketing services could be adversely affected.

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

The law relating to the liability of providers of online services for activities of their users, and for the content of their merchant advertiser listings and other postings or usage, is currently unsettled and could damage our business, financial condition, and operating results. Our insurance policies may not provide coverage for liability arising out of activities of our users or merchant advertisers for the content of our listings or other services. Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses. We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers or other users of our services, or for the content of our or their listings or posting therein. Our potential liability for unlawful activities of users of our services, or for the content of our or their listings or postings therein, could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings.

If we do not maintain and grow a critical mass of merchant advertisers, our operating results could be adversely affected.

Our success depends, in part, on our and any additional acquired business’s maintenance and growth of a critical mass of merchant advertisers, and a continued interest in our and any additional acquired business’s performance-based advertising and search marketing services. If, through our or any additional acquired business, we are unable to achieve a growing base of merchant advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers. Any decline in the number of merchant advertisers could adversely affect our operating results generally.

We are dependent upon several of the major search engines to continue to provide us traffic that merchant advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We are dependent upon several of the major Internet search engines, including Google, Yahoo!, MSN and AOL, to provide traffic that merchant advertisers deem to be of value. We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we deliver. We review factors such as non-human processes, including robots, spiders, scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents. Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships. Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers or any additional acquired business.

We may be subject to litigation for infringing the intellectual property rights of others, which could subject us to liability, increase our expenses, and divert management’s attention.

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

We may initiate patent litigation against third parties to protect or enforce our patent rights, although we presently do not own any patents, and we may be similarly sued by others. We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions. The defense and prosecution, if necessary, of intellectual property suits, interference proceedings, and related legal and administrative proceedings, is costly and may divert our technical and management personnel from their normal responsibilities. We may not prevail in any of these suits. An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

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

RISKS RELATING TO OUR COMMON STOCK

Our ability to raise capital and the market price of our Common Stock could be negatively impacted by our significant number of outstanding warrants, options and debentures, as well as by the registration of additional shares of our Common Stock.

Currently, we have outstanding warrants and options exercisable into an aggregate of 15,471,987 shares of Common Stock, Series B Preferred Stock exercisable into 108,010,000 shares of Common Stock, and outstanding debentures contingently convertible into 84,519,412 shares of Common Stock. The exercise or conversion of all of such outstanding warrants, options or debentures would dilute the then-existing stockholders’ percentage ownership of our Common Stock, and any sales in the public market of the Common Stock underlying such securities could adversely affect prevailing market prices for our Common Stock. In addition to negatively impacting the market price of our Common Stock, the foregoing could impact the terms upon which we would be able to obtain additional equity capital, since the holders of such securities may exercise or convert them at a time when we would be able to obtain needed capital on terms more favorable to us than those provided by such securities.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our Common Stock.

Our Common stock is quoted on the OTC Bulletin Board, and currently trades, and may continue to trade, below $5.00 per share. Therefore, our Common Stock is considered a “penny stock” and subject to SEC rules and regulations that impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our Common stock and reducing the liquidity of an investment in our Common Stock.

The market price of our Common Stock is volatile and subject to wide fluctuations.

The market price of our Common Stock is volatile and could be subject to wide fluctuations in response to a number of factors, including:

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB for the year ended December 31, 2007 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Generally, the words ‘‘believes,’’ ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof, or comparable terminology, are intended to identify forward-looking statements which include, but are not limited to, statements concerning our expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Report or other reports or documents we file with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date of this Annual Report on Form 10-KSB. We undertake no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Annual Report on Form 10-KSB involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of SendTec to differ materially from those expressed in or implied by the forward-looking statements contained herein.

We also use market data and industry forecasts and projections throughout this Annual Report on Form 10-KSB, which we have obtained from market research, publicly available information and industry publications. These sources generally state that the information they provide has been obtained from sources believed to be reliable, but that the accuracy and completeness of the information are not guaranteed. The forecasts and projections are based on industry surveys and the preparers’ experience in the industry, and the projected amounts may not be achieved. Similarly, although we believe that the surveys and market research others have performed are reliable, we have not independently verified this information. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services.

Item 7.	Financial Statements.

See SendTec's Financial Statements beginning on page F-1.

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We carry out a variety of on-going procedures, under the supervision and with the participation of management, including our principal executive officer and principal accounting officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2007.

There have been no significant changes in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Implementation

During 2007 the Management of SendTec, Inc has completed an evaluation and assessment of the Company’s system of Internal Control Over Financial Reporting (ICOFR). This review was conducted in accordance with the PCAOB pronouncement titled AS5 utilizing a top-down, risk based approach. Management selected the COSO small company internal control framework as the basis and bench mark for the internal control review. Management is responsible for establishing and maintaining an adequate system of ICOFR.

Management has identified a comprehensive list of risks and has specifically focused on risks related to financial reporting and disclosure. Management also reviewed the existence and effectiveness of controls at the entity and transaction level. Based on their evaluation and assessment, management believes that the Company’s system of ICOFR is effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-KSB.

Item 8B.	Other Information.

Not applicable.

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Year Became a Director	Principal Occupation for the Past Five Years and Current Public Directorships
Paul Soltoff	52	2005	CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD OF DIRECTORS OF SENDTEC SINCE FEBRUARY 2000. Mr. Soltoff has served as Chief Executive Officer of STAC since February 2006 and Chairman of the Board and Chief Executive Officer of SendTec since its inception in February 2000. Mr. Soltoff is a director of Health Benefits Direct Corporation, an online insurance marketplace that enables consumers to shop online for individual health and life insurance and obtain insurance company-sponsored quotes for such coverage.

Eric Obeck	43	N/A	PRESIDENT OF SENDTEC SINCE FEBRUARY 2003. Mr. Obeck has served as President of STAC since February 2006 and President of SendTec since July 2003. Chief Operating Officer of SendTec from August 2000 through June 2003. Before joining SendTec, Mr. Obeck was executive vice president and co-founder of eAngler.com, a content and e-commerce portal for the fishing and boating industries with the #1 position in its sector. Additionally, he was CEO and founder of Mid-Coast Dental Services, Inc. a dental practice management company which built and operated the largest chain of dental offices in Virginia; Mid-Coast Dental Services was purchased by Coast Dental (CDEN: NASDAQ). He also held various positions over an 11-year period at Barnett Banks, Inc., including executive vice president, director of corporate banking and chairman of the bank’s corporate loan committee in Tampa, Florida.

Name	Age	Year Became a Director	Principal Occupation for the Past Five Years and Current Public Directorships
Donald Gould	45	N/A	CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER OF SENDTEC SINCE FEBRUARY 2000. Mr. Gould has served as Chief Financial Officer of STAC since February 2006 and of SendTec since 2000. Prior to joining SendTec, Mr. Gould served as chief financial officer and vice president of Business Development of VitalCast, and was vice president of finance and chief financial officer of HealthPlan Services, Inc. Additionally, he served as a managing director of Geneva Capital Markets providing mergers and acquisitions consulting services to $5 to $60 million companies. Mr. Gould began his career with Arthur Andersen in their tax division, specializing in corporate and estate work.

Steven Morvay	54	N/A	EXECUTIVE VICE PRESIDENT, CLIENT SERVICES OF SENDTEC SINCE FEBRUARY 2007. Mr. Morvay has served as Executive Vice President, Client Services and Managing Director of SendTec’s New York office since 2007. From 1999 to 2004 Mr. Morvay served as vice president of client services for SendTec, and served as managing partner of the Morvay Group. His 25 years of experience with both clients and agencies include senior level positions with responsibilities primarily focused on marketing for consumer driven companies with general management experience as president and CEO of service, publishing and direct marketing entities Steven holds a bachelor’s degree from the Newhouse School of Public Communications at Syracuse University.

Daniel G. Hall	60	N/A	SENIOR VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL OF SENDTEC FROM JANUARY 2007 TO JANUARY 2008. Mr. Hall has served as general counsel and corporate secretary for publicly traded companies for over twenty years. From 2000 to 2006 he was Vice President, Secretary, and General Counsel for Novoste Corporation, a multinational, publicly traded, medical device company formerly headquartered in Atlanta, Georgia. His career has also included private law practice in several jurisdictions.

Ford Pearson	38	N/A	SENIOR VICE PRESIDENT, SECRETARY AND GENERAL COUNSEL OF SENDTEC SINCE FEBRUARY 2008. Mr. Pearson served as General Counsel and Secretary for Matchbook FX Holdings, LLC, a foreign currency exchange technology platform located in New York, from 1999 to 2001. Subsequent to that, Mr. Pearson served as General Counsel and Secretary for JLM Industries, Inc., a chemical manufacturer and distributor specializing in acetone, phenol and other specialty chemicals, located in Tampa, Florida. Mr. Pearson served in this role from 2001 to 2006. From 2006 to 2008, Mr. Pearson served as Deputy General Counsel and Chief Compliance Officer for ProxyMed, Inc., a multi-faceted healthcare technology company located outside of Atlanta, Georgia.

Vincent Addonisio	52	2006	DIRECTOR OF SENDTEC SINCE MAY 2006. Mr. Addonisio has served as President and Chief Executive Officer of Regency Strategic Advisors, Inc., a strategic advisory and investment banking firm, since September 2002. Prior to such time, he was Executive Vice President and Chief Administrative Officer (and also a member of the Board of Directors) of IMRglobal Corp. an information technology services company from July 1998 through June 2002.

Name	Age	Year Became a Director	Principal Occupation for the Past Five Years and Current Public Directorships
Anthony Abate	53	2006	DIRECTOR OF SENDTEC SINCE SEPTEMBER 2006. Mr. Abate has served as Chief Executive Officer of Jaba Franchise Systems, Inc., a privately owned company that operates a Planet Beach Tanning Spa franchise, since 2004. From 2005 to 2006, Mr. Abate also served as the vice-president of direct to consumer marketing for Liberty Safe & Security Products, a supplier of residential and commercial safes. From 2002 to 2004, Mr. Abate was the chief marketing officer of Cosmetique, a national direct marketing beauty club. From 1998 to 2002, he served as chief marketing officer and president of the “Clubs and Services” division of United Marketing Group, a diversified direct marketing company.

Stephen Marotta	46	2008	DIRECTOR OF SENDTEC SINCE MARCH 2008. Mr. Marotta has served as a Principal of Marotta Gund Budd & Dzera, LLC (“MGBD”), a restructuring advisory firm, since 2001. He has more than 23 years of providing professional accounting and consulting services to major corporations and businesses, including 17 years of consulting to financially troubled companies. Prior to forming MGBD, Mr. Marotta was a principal with Zolfo Cooper, LLC., providing consulting services in troubled company situations representing companies, creditors, investors and directors, as well as providing expert witness testimony. Mr. Marotta enjoys a national reputation as a restructuring expert forging consensual agreements among diverse parties. His experience includes business plan and disclosure statement development, viability assessments, reengineering and overhead reduction programs, claims and preference analyses, crisis management, and forensic investigation and litigation support. His industry experiences include retail, telecommunications, manufacturing, wholesale distribution, entertainment, and financial services. Among Mr. Marotta’s many accomplishments he has served as CEO, CFO and on Board positions in crisis management situations. He also has provided testimony with respect to valuation, liquidation and executory rejection claims.

Paul S. Dzera	51	2008	DIRECTOR OF SENDTEC SINCE MARCH 2008. Mr. Dzera has served as a Principal of Marotta Gund Budd & Dzera, LLC (“MGBD”), a restructuring advisory firm, since 2001, with over 28 years of business advisory experience across a wide range of industries. During the past 20 years, Mr. Dzera has specialized in corporate turnarounds, business reorganizations and debt restructurings. Mr. Dzera has provided troubled company advisory services in many assignments, representing companies, secured creditors, unsecured creditors, investors, directors and other parties-in-interest. Mr. Dzera has extensive experience in developing and implementing strategies to enhance the value of financially troubled companies in out-of-court workouts and Chapter 11 proceedings. Mr. Dzera utilizes his detailed knowledge of cash management, operations, business viability, asset divestitures, claims resolution and business valuation to maximize recoveries for creditors and shareholders. His industry experience includes retail, manufacturing, healthcare, consumer products, apparel, leasing, professional services and real estate. Mr. Dzera has been qualified as an expert witness in a number of cases, and is a recognized leader in the restructuring industry.

There are no family relationships between any of our directors or executive officers.

Committees of the Board of Directors

We have established an audit committee of the Board of Directors, comprised of Vincent Addonisio as the audit committee chairman. Our Board of Directors has determined that Mr. Addonisio is an “audit committee financial expert” as that term is defined by Item 407(d)(5) of Regulation S-B. We believe that Mr. Addonisio is an “independent director” as defined under NASDAQ Marketplace Rule 4200(a)(15) and, with respect to the audit committee, under Section 10A of the Exchange Act. In addition, Robert Hussey served as a member of our audit committee until his resignation from the Board in March 2008.

We have also established compensation and nominating committees of the Board of Directors. The compensation committee is comprised of Anthony Abate, and the nominating committee is comprised of Vincent Addonisio and Paul Soltoff. We believe that Mr. Abate is an “independent director” as defined by NASDAQ Marketplace Rule 4200(a)(15). In addition Robert Beauregard served as a member of our compensation committee until his resignation from the Board in March 2008.

Code of Ethics

We adopted a Code of the Conduct and Ethics that applies to our officers, directors and employees, including our chief executive officer and chief financial officer. A copy of the Code of Conduct and Ethics is attached as Exhibit 14 to our Current Report on Form 8-K filed with the SEC on July 8, 2005.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires officers, directors and persons who beneficially own more than 10% of our Common Stock, to file reports of ownership on Form 3 and changes in ownership on Form 4 or Form 5 with the SEC. Such officers, directors and 10% stockholders are also required by the SEC to furnish us with copies of such forms. Based solely on our review of the copies of such forms received by us, we believe that during the fiscal years ended December 31, 2007 and 2006, there was compliance with all Section 16(a) filing requirements applicable to our officers, directors and 10% stockholders, except that Donald Gould, our Chief Financial Officer, filed one late Form 4 for a transaction that occurred on November 15, 2006, and Erik Obeck, our President, filed one late Form 4 for a transaction that occurred on November 15, 2006.

Item 10.	Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2007 and 2006 (“Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Option Awards(1)	All Other Compensation	Total
Paul Soltoff, Chief Executive Officer	2007	$400,015	$—	$—	$—	$400,015
	2006	$373,725	$—	$—	$—	$373,725

Donald W. Gould, Chief Financial Officer	2007	$260,010	$25,000	$—	$—	$285,010
	2006	$210,220	$—	$62,000	$—	$272,220

Eric Obeck, President	2007	$385,015	$50,000	$—	$—	$435,015
	2006	$303,651	$—	$131,750	$—	$435,401

Shawn McNamara, (2) Senior Vice President	2006	$200,089	$—	$150,000	$—	$350,089

Steven Morvay, (3) Executive V.P., Client Services	2007	$350,014	$—	$75,600	$—	$425,614

Daniel Hall, (4) Secretary and General Counsel	2007	$194,756	$—	$67,500	$—	$262,256

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share-Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 15 to our December 31, 2007 financial statements.
(2)	Mr. McNamara served as our principal executive officer from January 1, 2006 through June 15, 2006.
(3)	Mr. Morvay served as our executive vice president, client services beginning in 2007.
(4)	Mr. Hall served as our executive vice president, secretary, and general counsel from January 2007 through January 2008. In December 2007, Mr. Hall forfeited his stock option awards.

Paul Soltoff became our Chief Executive Officer on February 3, 2006, in connection with our consolidation with STAC. Mr. Soltoff entered an employment agreement with STAC on October 31, 2005, which we adopted upon Mr. Soltoff becoming our Chief Executive Officer. The agreement provides for an initial term of five years, which may be renewed for successive one year terms. Pursuant to the terms of the agreement, Mr. Soltoff shall receive base annual salary of no less than $400,000, as well as incentive and bonus compensation at the discretion of our Board of Directors.

On March 26, 2008, the Company entered into an Amended and Restated Employment Agreement with Paul Soltoff, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The agreement provides for an initial term of five years, which may be renewed for successive one-year terms. Pursuant to the terms of the agreement, Mr. Soltoff shall receive base annual salary of no less than $400,000, as well as incentive and bonus compensation at the discretion of the Registrant’s Board of Directors.

The Company may terminate Mr. Soltoff’s employment for good cause, as defined in the agreement. If Mr. Soltoff’s employment is terminated by reason of his death or disability or other than for good cause, or if Mr. Soltoff terminates his employment for good reason, as defined in the agreement, the Company will pay his base salary through the date of termination and will pay Mr. Soltoff severance in the amount of two times his then current base salary. In addition, the Company will pay Mr. Soltoff for all accrued but unused vacation time through the date of termination, and will reimburse him for all reasonable business expenses incurred prior to termination, but not reimbursed as of the termination date.

Donald Gould became our Chief Financial Officer on February 3, 2006, in connection with our consolidation with STAC. Mr. Gould entered an employment agreement with STAC on October 31, 2005, which we adopted upon Mr. Gould becoming our Chief Financial Officer. The agreement provides for an initial term of five years, which may be renewed for successive one year terms. Pursuant to the terms of the agreement, Mr. Gould shall receive base annual salary of no less than $225,000, as well as incentive and bonus compensation at the discretion of our Board of Directors. On November 15, 2006, the Board of Directors issued an option to purchase 200,000 shares of our Common Stock at an exercise price of $0.50 per share to Mr. Gould in recognition of his contribution to our company. The options vest as to one-third of the options on each of the first, second and third anniversaries of the date of grant.

Eric Obeck became our President on February 3, 2006, in connection with our consolidation with STAC. Mr. Obeck entered an employment agreement with STAC on October 31, 2005, which we adopted upon Mr. Obeck becoming our President. The agreement provides for an initial term of five years, which may be renewed for successive one year terms. Pursuant to the terms of the agreement, Mr. Obeck shall receive base annual salary of no less than $325,000, as well as incentive and bonus compensation at the discretion of our Board of Directors. On November 15, 2006, the Board of Directors issued an option to purchase 425,000 shares of our Common Stock at an exercise price of $0.50 per share to Mr. Gould in recognition of his contribution to our company. The options vest as to one-third of the options on each of the first, second and third anniversaries of the date of grant.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Options (#) Unexercisable	Option Price	Option Expiration Date	Number of Shares or Units of Stock That Have not Vested	Market Value of Shares or Units of Stock That Have not Vested
Paul Soltoff	—	—	n/a	n/a	—	—
Donald W. Gould	66,666	133,334	$0.50	November 14, 2016	—	—
Eric Obeck	141,666	283,334	$0.50	November 14, 2016	—	—
Steven Morvay	—	195,000	$0.10	September 23, 2017	—	—
	—	250,000	$0.31	May 20, 2017	—	—
	83,333	166,667	$0.50	November 14, 2016	—	—
	33,333	66,667	$0.48	July 25, 2016	—	—
	16,666	33,334	$1.80	March 9, 2016	—	—

Equity Compensation Plan Information

2005 Incentive Stock Plan

An aggregate of 3,300,000 shares of our Common Stock have been reserved for issuance under the 2005 Incentive Plan. The purpose of the 2005 Incentive Plan is to provide an incentive to retain directors, officers, consultants, advisors and employees of SendTec and to attract new directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage the sense of proprietorship, and to stimulate the active interest of such persons in our development and financial success. Under the 2005 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, and restricted stock. The 2005 Incentive Plan is administered by the Board or a compensation committee designated by the Board of at least two directors (the “Compensation Committee”).

Options and restricted Common Stock granted under the 2005 Incentive Plan have a maximum term of ten years. Unless otherwise determined by the Board or Compensation Committee at the time of grant, options will be subject to a vesting period of three years. Upon a change in control, the vesting and exercise periods of outstanding options and vesting of outstanding restricted Common Stock may accelerate. The 2005 Incentive Plan permits “cashless exercise” of outstanding options. As of February 22, 2008, options to purchase 3,008,500 shares of our Common Stock (intended to qualify as incentive stock options) and 274,027 shares of restricted Common Stock had been granted under the 2005 Incentive Plan.

2006 Incentive Stock Plan

An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. The purpose of the 2006 Incentive Plan is to provide an incentive to retain in the employ of and as directors, officers, consultants, advisors, and employees of SendTec, persons of training, experience, and ability, to attract new directors, officers, consultants, advisors, and employees whose services are considered valuable, to encourage the sense of proprietorship and to stimulate the active interest of such persons into our development and financial success. Under the 2006 Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, and restricted stock. The 2006 Incentive Plan permits “cashless exercise” of outstanding options. The maximum number of shares of Common Stock that may be subject to options granted under the 2006 Incentive Plan to any individual in any calendar year shall not exceed 1,000,000 shares in order to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of February 22, 2008, options to purchase 2,566,000 shares of Common Stock were outstanding.

2007 Incentive Stock Plan A

The Board of Directors has authorized SendTec to adopt the 2007 Incentive Stock Plan A (the “2007 A Plan”). An aggregate of 3,000,000 shares of Common Stock have been reserved for issuance under the 2007 A Plan. Under the 2007 A Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, and restricted stock. The 2007 A Plan allows the Board of Directors or the Compensation Committee to make grants of stock options and awards of restricted stock on four pre-determined dates per year. The final terms of the 2007 A Plan are subject to review and completion by the Audit Committee and the Compensation Committee of the Board of Directors. No grants of stock options or awards of restricted stock have been made pursuant to the 2007 A Plan.

2007 Incentive Stock Plan B

The Board of Directors has authorized SendTec to adopt the 2007 Incentive Stock Plan B (the “2007 B Plan”). In the event that outstanding shares of our Common Stock, as calculated on a fully diluted basis, exceeds 120,000,000 shares, an aggregate of 3,000,000 shares of Common Stock will be available for issuance under the 2007 B Plan. Under the 2007 B Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, non-qualified stock options, and restricted stock. The 2007 B Plan allows the Board of Directors or the Compensation Committee to make grants of stock options and awards of restricted stock on four pre-determined dates per year. The final terms of the 2007 B Plan are subject to review and completion by the Audit Committee and the Compensation Committee of the Board of Directors. No grants of stock options or awards of restricted stock have been made pursuant to the 2007 B Plan.

Director Compensation

The following table sets forth director compensation as of December 31, 2007.

Name	Year	Fee Earned or Paid in Cash $	Option Awards(1)	Total
Robert G. Beauregard(2)	2007	$14,500	$—	$14,500
Vincent Addonisio	2007	$14,500	$—	$14,500
Anthony Abate	2007	$15,600	$—	$15,600
Robert F. Hussey(3)	2007	$16,100	$13,500	$29,600

(1)	Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share-Based Payment. Our policy and assumptions made in the valuation of share-based payments are contained in Note 14 to our financial statements for the year ended December 31, 2007.
(2)	Mr. Beauregard resigned as a director effective March 26, 2008.
(3)	Mr. Hussey resigned as a director effective March 26, 2008.

Annual Retainer and Meeting Fees

Each non-employee member of the Board of Directors is entitled to a $2,500 quarterly retainer fee payable on each December 31, March 31, June 30, and September 30, and a meeting fee of $1,000 per meeting for on-site meetings and $500 for telephonic meetings of the Board or any committee thereof attended by the non-employee director.

2005 Non-Employee Directors Plan

The 2005 Non-Employee Directors Plan (the “Directors Plan”) provides for the grant of non-qualified stock options to non-employee directors of SendTec and its subsidiaries. A total of 2,000,000 shares of Common Stock have been reserved for issuance under the Directors Plan, provided that awards to the Chairman of the Board are limited to 1,000,000 shares. The Directors Plan provides that each non-employee director who is newly-elected as Chairman of the Board of SendTec shall receive an option to purchase 1,000,000 shares of Common Stock exercisable on the six-month anniversary of the approval of the Directors Plan by the stockholders, and each newly elected or appointed non-employee director (other than the Chairman) shall be granted an option to purchase 50,000 shares of Common Stock, exercisable as to 50% of such shares on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. The Directors Plan permits “cashless exercise” of outstanding options. In addition, each non-employee director shall be granted an option to purchase 50,000 shares of Common Stock on the second anniversary of such director’s initial election or appointment, exercisable as to 50% on the date which is one year from the date of grant and 50% on the date which is two years from the date of grant. All such options shall be exercisable at the fair market value on the date of grant. As of December 31, 2007, options to purchase 1,000,000 shares of our Common Stock had been granted to the our former Chairman of the Board, Warren V. Musser, and an additional 50,000 options had been granted to each of Messrs. Beauregard, Addonisio, Abate and Hussey. Accordingly, 800,000 shares remain available for grant under such plan.

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

Based solely upon information available to us, the following table sets forth certain information regarding beneficial ownership of our Common Stock as of March 26, 2008 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding Common Stock, (ii) each of our directors and Named Executive Officers, and (iii) all directors and executive officers as a group. Except as otherwise indicated, each of the stockholders named below has sole voting and investment power with respect to such shares of Common Stock:

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Paul Soltoff	5,841,276	(2)	9.3%
Donald Gould	3,356,346	(3)	5.3%
Eric Obeck	2,930,153	(4)	4.6%
Steven Morvay	527,015	(5)	*
Paul S. Dzera	0		0
Stephen Marotta	0		0
Vincent Addonisio	50,000		*
Anthony Abate	25,000		*
LB I Group Inc.	6,307,472	(6)	9.99%
MHB Trust	5,392,500	(7)	8.2%
SDS Capital Group SPC, Ltd.	6,307,472	(8)	9.99%

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned		Percentage Beneficially Owned
Alexandra Global Master Fund	6,307,472	(9)	9.99%
Fursa Alternative Strategies LLC	6,307,472	(10)	9.99%
Stratum Wealth Management	5,439,490	(11)	8.6%
CAMOFI Master LDC	6,307,472	(12)	9.99%
Portside Growth and Opportunity Fund	3,150,579	(13)	4.99%
Palisades Master Fund, LP	5,940.000	(14)	9.41%
RHP Master Fund, Ltd.	3,300,000	(15)	5.23%
All directors and executive officers as a group (11 persons)	17,159,357		26.9%

*	Represents less than 1%.
(1)	Unless otherwise indicated, the address of each stockholder listed above is c/o the executive offices of SendTec.
(2)	Based on a Schedule 13D filed on March 1, 2006, and shares purchased in the Concurrent Offering on March 26, 2008.
(3)	Based on a Schedule 13D filed on March 1, 2006, shares purchased in the Concurrent Offering on March 26, 2008, and options to purchase 66,666 of our Common Stock exercisable within 60 days of this report.
(4)	Based on a Schedule 13D filed on March 1, 2006.
(5)	Mr. Morvay’s holdings consist of options to purchase 149,998 shares of our Common Stock exercisable within 60 days of this Report and 293,684 shares of our Common Stock.
(6)	Based on a Schedule 13D filed on July 6, 2006, as amended on February 13, 2008, and other information. Lehman Brothers Inc. is the parent company of LB I Group. Lehman Brothers Holdings Inc., a public reporting company, is the parent company of Lehman Brothers Inc. The address for LB I Group is c/o Lehman Brothers Inc., 745 Seventh Avenue, New York, New York 10019, Attn: Eric Salzman and Will Yelsits. Lehman Brothers Inc. is a registered broker-dealer.
(7)	Based on a Schedule 13D filed April 4, 2006 by MHB Trust and Southpac Trust International, Inc., includes immediately exercisable warrant to purchase 2,792,500 shares of Common Stock. MHB Trust’s address is c/o Southpac Trust Limited, ANZ House, Main Road, Avara Raratongo, Cook Islands. Southpac Trust International, Inc. serves as trustee of the MHB Trust. The natural control Persons of the MHB Trust are Bria Mason, Leanne Corvette, Doreen Ford, Tokoa John, Serena Hunter, Rachel Terri, Tracey Williams and Ernie Dover.
(8)	Based on a Schedule 13G filed on November 27, 2006, as amended on February 14, 2008, and other information. The business address of SDS Capital Group SPC., Ltd is c/o Ogier Fiduciary Services (Cayman) Ltd., 113 South Church Street, PO Box 12346T, George Town, Grand Cayman. The investment manager of SDS Capital Group SPC., Ltd is SDS Management, LLC; the sole managing member of SDS Management, LLC is Mr. Steven Darby.
(9)	Based on a Schedule 13G filed on November 27, 2006, and other information. The business address of Alexandra Global Master Fund is Citco Building, Wickams Cay, PO Box 662, Road Town, Tortola, British Virgin Islands. The investment manager of Alexandra Global Master Fund is Alexandra Investment Management, LLC, the managing member of Alexandra Investment Management, LLC is Mikhail A. Filimonov.
(10)	Based on a Schedule 13G filed on February 14, 2007 and other information. The business address of Fursa Alternative Strategies is 200 Park Avenue, 54th Floor, New York, NY 10166-3399. The chief investment officer of Fursa Alternative Strategies LLC is William F. Harley III.
(11)	Based on a Schedule 13G filed on July 19, 2007. The business address of Stratum Wealth Management, LLC is 2101 NW Corporate Blvd., Suite 211, Boca Raton, Florida 33431. The chairman of Stratum Wealth Management, LLC is Charles Ganz.
(12)	Based on information contained in the Recapitalization Agreement effective March 26, 2008.The business address of CAMOFI Master LDC is 350 Madison Avenue, New York, NY 10017.
(13)

Based on information contained in the Recapitalization Agreement effective March 26, 2008.The business address of Portside Growth and Opportunity Fund is c/o Ramius Group, 666 Third Avenue, 26th Floor, New York, NY 10017.

(14)	Based on information contained in the Recapitalization Agreement effective March 26, 2008.The business address of Palisades Master Fund, LP is 300 Colonial Center Parkway, Roswell, GA 30076.
(15)	Based on information contained in the Recapitalization Agreement effective March 26, 2008.The business address of RHP Master Fund is 3 Bala Plaza – East, Bala Cynwyd, PA 19004.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Subsequent to November 1, 2007, the Company and Debenture holders representing more than 75% of the outstanding principal amount of the Debentures, executed a Letter Agreement (the “Letter Agreement”), which among other things, provided that during the period from the signing of the Letter Agreement until the close of business on November 16, 2007, the Debenture holders would forbear their right to declare us in default under the Debentures and the Securities Purchase Agreement and their right to demand acceleration of the Debentures.

For a description of the transaction entered into in connection with the Recapitalization Agreement, see the section captioned “Liquidity and Capital Resources” in Item 6, above.

Anthony Abate is a partner in Delta Factor Marketing Group. We paid $184,336 and $179,070 to Delta Factor Market Group in commissions and fees for referrals and other services rendered in 2007 and 2006, respectively.

Director Independence

We believe that Stephen Marotta, Vincent Addonisio, Anthony Abate and Paul Dzera are “independent directors” as that term is defined by NASDAQ Marketplace Rule 4200(a)(15).

Anthony Abate is a partner in Delta Factor Marketing Group. We paid $17,453, $162,927, $179,070 and $184,336 to Delta Factor Market Group in commissions and fees for referrals and other services rendered in 2004, 2005, 2006, and 2007, respectively. We do not believe these transactions disqualify Mr. Abate as an “independent director” under NASDAQ Marketplace Rule 4200(a)(15)(D) as these transactions involve less than $200,000.

Robert Beauregard, our former director who resigned in March 2008, is an officer of the Beauregard Group. We paid the Beauregard Group $2,000 in commissions during 2007 and $32,000 in commissions and reimbursed $4,810 in travel expenses in 2006, pursuant to a referral agreement. We did not have any agreements or arrangements with the Beauregard group during 2005 or 2004.

Vincent Addonisio was selected by SendTec to head up the Debenture refinancing. During the year ended December 31, 2007, he was paid $86,276 in fees and expense reimbursements in connection with the refinancing project. We do not believe these transactions disqualify Mr. Addonisio as an “independent director” under NASDAQ Marketplace Rule 4200(a)(15)(D) as these transactions involve less than $200,000.

We were not a party to any transactions, relationships or arrangements with Stephen Marotta or Paul Dzera that would be considered in the determination of director independence.

Paul Soltoff, our Chief Executive Officer and Chairman of the Board of Directors, is a member of the nominating committee of the Board of Directors. As one of our executive officers, Mr. Soltoff is not an “independent director” with respect to his membership on our Board of Directors or the nominating committee thereof.

Item 13.	Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger of RelationServe Media, Inc. (Nevada) with and into RelationServe Media, Inc. (Delaware) dated August 29, 2005 (incorporated herein by reference to Exhibit 2.1 to SendTec’s Current Report on Form 8-K filed with the Commission on September 2, 2005)

2.2	Agreement of Merger and Plan of Reorganization among Chubasco Resources Corp., Reland Acquisition, Inc. and RelationServe, Inc. dated June 10, 2005 (incorporated herein by reference to Exhibit 2.1 to SendTec’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

3.1	Amended and Restated Certificate of Incorporation of RelationServe, Inc. dated August 29, 2005 (incorporated herein by reference to Exhibit 3.1 to SendTec’s Current Report on Form 8-K filed with the Commission on September 2, 2005)

3.2	Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 3.2 to SendTec’s Current Report on Form 8-K filed with the Commission on September 2, 2005)

3.3	Amendment to Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 2.1 to SendTec’s Current Report on Form 8-K filed with the Commission on December 5, 2005)

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SendTec, dated November 15, 2006 (incorporated herein by reference to Exhibit 3.4 to SendTec’s Registration Statement on Form SB-2, filed with the Commission on December 22, 2006)

4.1	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $0.01 per share (incorporated herein by reference to Exhibit 10.7 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

4.2	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $3.50 per share (incorporated herein by reference to Exhibit 4.2 to SendTec’s Current Report on Form 8-K filed with the Commission on June 30, 2005)

4.3	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $2.00 per share (incorporated by reference to exhibit 4.3 to SendTec’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

Exhibit Number	Description
4.4	Form of Warrant to purchase Common Stock of RelationServe Media, Inc. at an exercise price of $0.25 (incorporated herein by reference to Exhibit 2.8 to SendTec’s Current Report on Form 8-K filed with the Commission on June 16, 2005)

4.5	Form of Restricted Stock Agreement (incorporated herein by reference to Exhibit 10.15 to SendTec’s Quarterly Report on Form 10-QSB filed with the Commission on August 15, 2005)

4.6	Form of Option Certificate (incorporated herein by reference to Exhibit 10.14 to SendTec’s Quarterly Report on Form 10-QSB filed with the Commission on August 15, 2005)

10.1	Form of Senior Secured Convertible Debenture dated as of October 31, 2005, among SendTec Acquisition Corp., RelationServe Media, Inc., purchaser, and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Purchasers (incorporated herein by reference to Exhibit 10.2 to SendTec’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.2	SendTec Acquisition Corp. Security Agreement (incorporated herein by reference to Exhibit 10.3 to SendTec’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.3	Guarantor Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.2 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.4	Copyright Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.3 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.5	Patent Security Agreement, dated February 3, 2006 among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.4 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.6	Trademark Security Agreement among the Grantors and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.5 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.7	General Continuing Guaranty among the Guarantors in favor of the Holders and Christiana Corporate Services, Inc., in its capacity as administrative agent for the Holders, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.6 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.8	Securities Exchange Agreement by and among SendTec and STAC Management, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.8 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.9	Employment Agreement for Paul Soltoff, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.15 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.10	Employment Agreement for Eric Obeck, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.16 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.11	Employment Agreement for Donald Gould, effective October 31, 2005 (incorporated herein by reference to Exhibit 10.17 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.12	Employment Agreement between RelationServe Media, Inc. and Ohad Jehassi, dated July 13, 2005 (incorporated herein by reference to Exhibit 10.4 to SendTec’s Current Report on Form 8-K filed with the Commission on July 18, 2005)

Exhibit Number	Description
10.13	Employment Agreement between RelationServe Media, Inc. and Shawn McNamara, dated November 30, 2005 (incorporated herein by reference to Exhibit 10.2 to SendTec’s Current Report on Form 8-K filed with the Commission on December 5, 2005)

10.14	Letter Agreement by and between SendTec and LB I Group Inc., dated October 31, 2005 (incorporated herein by reference to Exhibit 10.14 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.15	Covenant Agreement among SendTec Acquisition Corp., SendTec and the Purchasers, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.21 to SendTec’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.16	Release and Employment Severance Agreement between RelationServe Media, Inc. and Mandee Heller Adler dated November 11, 2005 (incorporated herein by reference to Exhibit 10.1 to SendTec’s Current Report on Form 8-K filed with the Commission on November 17, 2005)

10.17	Severance Agreement by and between SendTec and Danielle Karp, effective February 3, 2006 (incorporated herein by reference to Exhibit 10.11 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.18	Non-Competition and Non-Solicitation Agreement by and between SendTec and the Hirsch Affiliates, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.10 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.19	Mutual General Release by and between SendTec and the Hirsch Affiliates, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.13 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.20	Stock Purchase Agreement by and between SendTec and Sunrise Equity Partners, L.P., dated February 3, 2006 (incorporated herein by reference to Exhibit 10.12 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.21	Registration Rights Agreement among SendTec and the Purchasers, dated February 3, 2006 (incorporated herein by reference to Exhibit 10.9 to SendTec’s Current Report on Form 8-K filed with the Commission on February 9, 2006)

10.22	Waiver and Amended and Restated Registration Rights Agreement between RelationServe Media, Inc. and certain subscribers to RelationServe Media Inc.’s Common Stock and warrants Subscribers to the RelationServe Media Inc.’s Common Stock and warrants (incorporated herein by reference to Exhibit 10.7 to SendTec’s Current Report on Form 8-K/A filed with the Commission on November 7, 2005)

10.23	RelationServe Media, Inc. 2006 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.33 to SendTec’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.24	RelationServe Media Inc. 2005 Non-Employee Directors Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to SendTec’s Current Report on Form 8-K filed with the Commission on August 12, 2005)

10.25	RelationServe Media, Inc. 2005 Incentive Stock Plan (incorporated herein by reference to Exhibit 10.1 to SendTec’s Current Report on Form 8-K filed with the Commission on July 18, 2005)

10.26	Lease Agreement dated January 30, 2004 by and between Koger Equity, Inc. and SendTec, Inc. (incorporated by reference to Exhibit 10.37 to SendTec’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.27	Lease Amendment Number 1 dated September 27, 2005 by and between CBT Properties, Inc. and SendTec, Inc. (incorporated by reference to Exhibit 10.38 to SendTec’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

Exhibit Number	Description
10.28	Agreement of Lease dated May 23, 2005 by and between 386 PAS Partners, L.L.C., and SendTec, Inc. (incorporated by reference to Exhibit 10.39 to SendTec’s Annual Report on Form 10-KSB for the year ended December 31, 2005)

10.29	Waiver Letter dated May 19, 2006 among SendTec and the Purchasers (incorporated herein by reference to Exhibit 10.40 to our Registration Statement on Form SB-2 (File No. 333-132586)

10.30	Asset Purchase Agreement dated as of June 5, 2006 by and among RelationServe Media, Inc., R.S.A.C., Inc. and RelationServe Access, Inc. (incorporated herein by reference to Exhibit 10.1 to SendTec’s Current Report on Form 8-K filed with the Commission on June 21, 2006)

10.31	Amendment to the 6% Senior Secured Convertible Debentures of SendTec Acquisition Corp., dated September 27, 2006, by and among SendTec, Inc. and the purchasers signatory thereto (incorporated herein by reference to SendTec’s Current Report on Form 8-K filed with the Commission on September 27, 2006)

14.1	Code of Ethics of SendTec (incorporated herein by reference to Exhibit 14 to SendTec’s Current Report on Form 8-K filed with the Commission on July 18, 2005)

21.1*	Subsidiaries of SendTec

23.1*	Consent of Gregory Sharer & Stuart

23.2*	Consent of Marcum & Kliegman LLP

31.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	filed herewith.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for fiscal year ended December 31, 2007 by Gregory, Sharer & Stuart, who became our independent auditors on July 5, 2007, for professional services rendered by the principal accountant for the audit of our annual financial statements was $114,949.

The aggregate fees billed for the fiscal year ended December 31, 2006, by Marcum & Kliegman LLP (“Marcum and Kliegman”) who were our independent auditors until June 28, 2007, for professional services rendered by the principal accountant for the audit of our annual financial statements were $205,659.

Audit Related Fees

The aggregate fees billed for the fiscal year ended December 31, 2007 by Gregory, Sharer & Stuart for professional services rendered by the principal accountant for tax services was $38,019, and for registration statements was $2,500.

The aggregate fees billed for the fiscal year ended December 31, 2006 by Marcum & Kliegman for professional services rendered by the principal accountant for registration statements were $101,307, and for Form 8K proformas and related services were $23,313.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 8, 2008

SENDTEC, INC.

By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Donald Gould	Date: April 8, 2008
Donald Gould
Chief Financial Officer (Principal Accounting Officer)

By:		Date: April 8, 2008
Eric Obeck
President

By:	/s/ Vincent Addonisio	Date: April 8, 2008
Vincent Addonisio
Director

By:	/s/ Anthony Abate	Date: April 8, 2008
Anthony Abate
Director

By:		Date: April 8, 2008
Stephen Marotta
Director

By:		Date: April 8, 2008
Paul S. Dzera
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of SendTec, Inc.

We have audited the accompanying consolidated balance sheet of SendTec, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SendTec, Inc. and Subsidiaries, as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

April 8, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of SendTec, Inc.

We have audited the accompanying consolidated statement of operations, stockholders’ equity and cash flows of SendTec, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of SendTec, Inc. and Subsidiaries, for the year ended December 31, 2006, in conformity with United States generally accepted accounting principles.

As more fully described in Notes 2 and 8 to the consolidated financial statements, the Company’s Senior Secured Convertible Debentures in the principal amount of $34,580,000, as of December 31, 2006, are due on March 31, 2008. The Company currently lacks sufficient capital resources to repay this obligation upon its maturity. Accordingly, the Company must either restructure this obligation or secure alternative financing to repay this obligation on March 31, 2008.

/s/ Marcum & Kliegman LLP

New York, New York

March 16, 2007

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2007

ASSETS
Current assets
Cash	$4,408,969
Accounts receivable, less allowance for doubtful accounts of $326,000	10,319,977
Prepaid expenses	219,704

Total current assets	14,948,650
Property and equipment, net	1,082,462
Intangible assets, net	6,760,696
Goodwill	22,863,827
Deferred financing and restructuing fees	306,969
Other assets	20,329

Total assets	$45,982,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,723,727
Accrued expenses	4,524,025
Accrued compensation	321,031
Current portion of capital lease obligations	55,409
Deferred revenue	2,087,087

Total current liabilities	15,711,279
Debentures payable, net of debt discount of $2,595,232	30,134,768
Capital lease obligations, net of current portion	16,404
Deferred rent	101,934

Total liabilities	45,964,385
Commitments and contingencies
Stockholders’ equity
Series A Convertible Preferred stock – $.001 par value; 10,000,000 authorized; no shares issued and outstanding	—
Common stock – $.001 par value; 190,000,000 shares authorized; 53,101,189 shares issued and outstanding	53,101
Additional paid in capital	82,918,691
Accumulated deficit	(82,953,244)

Total stockholders’ equity	18,548

Total liabilities and stockholders’ equity	$45,982,933

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Revenues, net	$30,802,543	$35,863,027
Cost of revenues	14,792,393	21,947,116

Gross profit	16,010,150	13,915,911

Operating expenses
Salaries, wages and benefits	11,332,371	8,954,594
Professional fees	1,199,455	1,634,782
Restructuring costs	491,237	—
Impairment of goodwill and intangibles	10,293,587	—
Other general and administrative	6,888,053	6,306,680

Total operating expenses	30,204,703	16,896,056

Loss from operations	(14,194,553)	(2,980,145)
Other income (expense)
Loss on deemed extinguishment of debt	—	(22,363,432)
Registration rights penalty	27,800	193,500
Waiver and covenant fee	—	(1,443,750)
Loss on equity-method investment	—	(153,389)
Gain on disposition of equipment	—	7,471
Interest income	130,397	109,627
Interest expense	(13,416,605)	(11,224,205)

Total other expense	(13,258,408)	(34,874,178)

Loss from continuing operations	(27,452,961)	(37,854,323)

Loss from discontinued operations	—	(4,006,874)
Loss on disposal of discontinued operations	—	(649,607)
Cumulative effect of change in accounting principle	88,500	—

	88,500	(4,656,481)

Net loss	$(27,364,461)	$(42,510,804)

Net loss per common share basic and diluted :
- Continuing operations	$(0.50)	$(0.82)
- Discontinued operations	$—	$(0.10)

- Total	$(0.50)	$(0.92)

Weighted average number of common shares outstanding – basic and diluted	54,681,853	46,369,919

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance –January 1, 2006	762,199	$10,289,690	19,671,015	$19,671	$16,651,325	$(1,851,973)	$(13,077,979)	$12,030,734
Reversal of deferred compensation	—	—	—	—	(1,851,973)	1,851,973	—	—
Conversion of preferred stock into Common Stock	(762,199)	(10,289,690)	7,621,991	7,622	10,282,068	—	—	—
Common stock issued in private placement	—	—	500,000	500	674,500	—	—	675,000
Common stock issued upon STAC consolidation	—	—	9,506,380	9,506	5,296,517	—	—	5,306,023
Common stock issued upon exercise of warrants	—	—	8,187,620	8,188	97,389	—	—	105,577
Beneficial conversion feature on Debentures assumed in consolidation with STAC	—	—	—	—	34,950,000	—	—	34,950,000
Common stock issued to Debenture Holders for a covenant penalty	—	—	525,000	525	1,443,225	—	—	1,443,750
Common stock issued as employee compensation	—	—	3,136	3	8,934	—	—	8,937
Adjustment of previous financing costs	—	—	—	—	(1,442)	—	—	(1,442)
Share based payment to transaction advisor	—	—	—	—	750,000	—	—	750,000
Amortization of stock based compensation	—	—	—	—	2,194,401	—	—	2,194,401
Issuance of warrants to consultant	—	—	—	—	57,500	—	—	57,500
Common stock issued upon conversion of Debenture principal	—	—	740,000	740	369,260	—	—	370,000
Common stock issued as partial interest payment to Debenture Holders	—	—	740,855	741	267,210	—	—	267,951
Reclassification of shares subject to put right	—	—	—	—	(267,951)	—	—	(267,951)
Incremental value of beneficial conversion option in Debenture restructuring	—	—	—	—	8,621,000	—	—	8,621,000
Net loss	—	—	—	—	—	—	(42,510,804)	(42,510,804)

Balance – December 31, 2006	—	—	47,495,997	47,496	79,541,963	—	(55,588,783)	24,000,676
Common stock issued upon conversion of Debenture principal	—	—	3,700,000	3,700	1,846,300	—	—	1,850,000
Amortization of stock based compensation	—	—	—	—	710,551	—	—	710,551
Common stock issued as partial interest payment to Debenture Holders	—	—	980,761	980	340,516	—	—	341,496
Common stock issued in settlement of litigation	—	—	1,200,000	1,200	310,800	—	—	312,000
Reclassification of shares subject to put rights	—	—	—	—	(266,732)	—	—	(266,732)
Repurchase and retirement of Common Stock subject to redemption	—	—	(275,569)	(275)	275	—	—	—
Expiration of put rights	—	—	—	—	435,018	—	—	435,018
Net loss	—	—	—	—	—	—	(27,364,461)	(27,364,461)

Balance – December 31, 2007	—	$—	53,101,189	$53,101	$82,918,691	$—	$(82,953,244)	$18,548

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
CASH FLOWS FROM CONTINUING OPERATING ACTIVITIES
Net loss – continuing operations	$(27,452,961)	$(37,854,323)

Adjustments to reconcile net loss to net cash used in continuing operating activities:
Impairment loss on goodwill and intangibles	10,293,587	—
Loss on deemed extinguishment of debt	—	22,363,432
Depreciation and amortization	1,682,897	1,467,055
Stock-based compensation	710,551	834,506
Non-cash interest expense	11,365,355	9,256,907
Non-cash restructuring charge	51,818	—
Waiver and covenant fee	—	1,443,750
Provision for doubtful accounts	289,745	269,480
Loss on equity-method investment	—	153,389
Registration rights penalty	(27,800)	(193,500)
Gain on disposition of equipment	—	(7,471)
Gain on reduction in legal settlement	(144,000)	—
Changes in assets and liabilities:
Accounts receivable	(1,165,412)	(2,133,570)
Prepaid expenses and other assets	101,788	(139,113)
Deferred financing and restructuing fees	(306,969)	—
Accounts payable	(773,215)	(426,902)
Accrued expenses	3,074,148	1,100,914
Accrued compensation	63,392	(86,958)
Deferred rent	(30,067)	(19,205)
Deferred revenue	979,118	587,456

Total adjustments	26,164,936	34,470,170

Net cash used in continuing operating activities	(1,288,025)	(3,384,153)

CASH FLOWS FROM CONTINUING INVESTING ACTIVITIES
Cash acquired in business combination	—	9,347,155
Cash received in reconciliation of asset purchase	—	318,750
Purchases of property and equipment	(190,612)	(647,493)
Proceeds from disposition of equipment	—	22,051
Investment in prospective acquiree	—	(194,827)
Cash used in acquisition	—	(20,619)

Net cash (used in) provided by continuing investing activities	(190,612)	8,825,017

CASH FLOWS FROM CONTINUING FINANCING ACTIVITIES
Net proceeds from sales of Common Stock	—	675,000
Repurchase of Common Stock subject to redemption	(99,667)	—
Proceeds received upon exercise of warrants	—	105,577
Principal payments on capital lease obligations	(131,515)	(75,134)

Net cash (used in ) provided by continuing financing activities	(231,182)	705,443

CASH FLOWS OF DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(1,486,638)
Net cash provided by investing activities	—	1,302,647
Net cash provided by financing activities	—	—

Net cash used in discontinued operations	—	(183,991)

Net (decrease) increase in cash	(1,709,819)	5,962,316
Cash – beginning of year	6,118,788	156,472

Cash – end of year	$4,408,969	$6,118,788

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the years for:
Interest	$1,305,404	$2,148,472
Income taxes	$13,170	$—
Non-cash investing and financing activities
Issuance of Common Stock in connection with consolidation	$—	$5,306,022
New capital lease obligations	$36,925	$241,500
Issuance of Common Stock in connection with partial payment of legal settlement	$312,000	$—
Conversion of Debentures Principal into Common Stock	$1,850,000	$—
Issuance of Common Stock subject to put rights	$266,732	$—
Expiration of Common Stock put rights	$435,018	$—
STAC Consolidation – See Note 4

The accompanying notes are an integral part of these consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The consolidated financial statements contained herein include SendTec, Inc., formerly RelationServe Media, Inc. (the “Company” or “SendTec”), and its wholly owned subsidiaries, SendTec Acquisition Corp. (“STAC”) which became a wholly-owned subsidiary of the Company on February 3, 2006, RelationServe Access, Inc (“Access”), and Friendsand.com, Inc. (“Friendsand”). On July 11, 2006, the stockholders approved the Company to change its name to SendTec, Inc. All material intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

On October 31, 2005, STAC acquired the assets of SendTec (formerly a subsidiary of theglobe.com, Inc.). As of October 31, 2005 and through February 1, 2006, the Company held approximately 23% of the total voting interests in STAC. Accordingly, from October 31, 2005 through February 1, 2006, the Company accounted for its investment in STAC in accordance with the provisions of APB 18, “The Equity Method of Accounting for Investments in Common Stock,” which provides for companies to record, in results of operations, their proportionate share of earnings or losses of investees when they are deemed to influence but not control the affairs of the investee enterprise. The Company recorded a charge of $153,389 for its proportionate share of STAC’s losses for the period of January 1, 2006 through February 3, 2006.

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

Organization and description of business

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

The primary business of the Company is direct response marketing services and technology that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet and through traditional media channels such as television, radio, and print advertising.

Effective February 3, 2006, the Company completed its acquisition of the net assets and business of STAC as described in Note 4.

NOTE 2 – LIQUIDITY FINANCIAL CONDITION AND LEGAL MATTERS

Liquidity and Financial Condition

The Company incurred a loss of approximately $27,453,000 from continuing operations for the year ended December 31, 2007, which includes an aggregate of approximately $24,342,000 in non-cash charges which principally includes:

Impairment losses relating to goodwill and intangible assets	$10,294,000
Non-cash interest	11,365,000
Depreciation and amortization	1,683,000
Stock based compensation	710,000
Provision for bad debts	290,000

Total non-cash charges	$24,342,000

On March 26, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Agreement”) which provides, among other things, that the Holders shall exchange the Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”) with a current outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”), and extends the due date of the amended and restated Debentures for up to three years (see Note 18). As a result of the new agreement, the Debentures have been reflected as a long term liability in the accompanying consolidated balance sheet.

The Company believes that its current capital resources combined with revenues it expects to generate during the next twelve months will enable it to fund its operating activities through December 31, 2008. The Company may seek to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, other than the Concurrent Offering (see Note 18) the Company has not secured any commitments for new financing at this time nor can the Company provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary. The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of the amended and restated Debentures.

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

On or about April 28, 2006, LeadClick Media, Inc. (“LeadClick”) commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. During August 2007, the Company reached an agreement settling this matter for $260,000 to be paid to LeadClick Media in three installments and executed a mutual release with LeadClick. During the year ended December 31, 2007, the Company paid $200,000 with respect to this settlement. The accompanying consolidated balance sheet includes a $60,000 liability for the remaining amount due under the settlement of this obligation, which was paid in January 2008. The case has been dismissed with prejudice.

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, the Company believes the purchaser (Come & Stay, S.A.) is required to assume certain liability with respect to this matter, however, the purchaser has contested this fact. As a result, the Company has commenced an arbitration proceeding before the International Chamber of Commerce seeking to have the purchaser assume liability for amounts that were paid by the Company to Leadclick, as mentioned in the preceding paragraph.

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

On September 19, 2007, the parties attended court ordered mediation but were unable to reach a compromise. Briefing on the appeal has been completed and the parties are awaiting a ruling from the Court of Appeals. Although the Company is vigorously contesting the appeal, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Compliant in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Court dismissed the class action complaint, and plaintiffs subsequently filed a First Amended Class Action Complaint raising the same allegations. The Company filed a motion to dismiss the amended class action complaint and a hearing on the motion was heard on January 16, 2008. On March 27, 2008, the Company’s motion to dismiss was granted and the plantiff’s amended complaint was dismissed.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007 the arbitrator awarded Wedbush $694,197, which the Company recorded during the year ended December 31, 2007. In December 2007, the Company filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied.

On or about September 26, 2006, the Company received copies of three consumer complaints filed by Chirag Chaman, Chief Operating Officer of MX Interactive, LLC. These complaints were submitted to the SEC, the New York Attorney General, and the Florida Attorney General, and assert various claims with respect to the failure to issue to MX Interactive LLC 45,454 shares of stock which claimant alleges the Company agreed to transfer pursuant to a written assignment agreement. Claimant asserts that, in July 2005, a third party agreed to transfer rights to receive shares of Company stock to claimant and failed to do so, and that the Company is under an obligation to transfer such shares and satisfy the obligation under the assignment agreement. The Company believes these claims to be substantially without merit and intends to vigorously defend itself with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P., demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as the amendment to the Company’s Debentures and has threatened legal action, although, to date, no action has been taken. Due to the uncertainty of this matter, the Company cannot predict the outcome or range of possible loss, if any. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 14, 2007, the Company filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc. The Company is seeking recovery of at least $2.4 million, as of December 31, 2007. This amount includes invoiced advertising services, as well as other commissions estimated at approximately $0.2 million, as of December 31, 2007. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007. In March 2008, Cosmetique filed a counterclaim alleging, among other things, breach of contract, negligent misrepresentation, fraud in the inducement, and violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. In making these claims Cosmetique alleges that Sendtec made false statements, either intentionally or negligently, in the negotiation and/or performance of the parties’ contracts and that Sendtec failed to comply with the terms of those contracts. Sendtec strenuously denies these allegations and intends to vigorously defend these counter-claims.

Cosmetique’s failure to pay its obligations to the Company has caused the Company to delay certain payments for costs the Company incurred in connection with its work for Cosmetique. Although the Company is not aware of any vendor lawsuits that have been filed, at least one vendor, ValueClick, Inc., has threatened to file suit against the Company for collection of these amounts.

In December 2007, the Company filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. The Company is seeking recovery of at least $282,000, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007.

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

Revenues by revenue stream are as follows:

	For the years ended December 31,
	2007	2006
Internet advertising	$18,613,715	$27,396,945
Online search	5,098,868	1,744,078
Direct response media	2,545,519	2,213,229
Advertising programs	4,421,412	4,069,091
Other	123,029	439,684

	$30,802,543	$35,863,027

Cost of Revenues

Cost of revenues principally include the costs incurred to acquire online media required to execute internet advertising campaigns and direct production costs related to producing advertising programs. Cost of revenues does not include any allocation of operating expenses such as salaries, wages and benefits or other general and administrative expenses. There is no cost of revenues from online search, and direct response media, since those revenue streams are reported as revenue net of related costs.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At December 31, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of $326,000.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations in the year of disposition. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life. Depreciation and amortization are computed by the straight-line method over the following estimated useful lives:

Years
Computer equipment	3 - 5
Furniture, fixtures and office equipment	5 - 7
Software	3

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 requires that goodwill and other intangibles with indefinite lives should be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business combinations. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests when circumstances indicate that the recoverability of the carrying amount of goodwill may be in doubt. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value. The Company operates a single reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2007 and 2006 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, debenture modification accounting, income taxes, and loss contingencies.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, prepaid expenses, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments. The carrying amount of the Company’s convertible debentures is intended to approximate fair value, pursuant to the debenture modification dated November 10, 2006, as such instruments have effective yields that are consistent with instruments of similar risk, when taken together with equity instruments issued to the investors of these instruments. On March 26, 2008, the Company recapitalized the debentures (see Note 18), however the Company believes it is not practicable to determine the effect, if any, on the fair value of the debentures at December 31, 2007 as a result of this transaction.

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

Registration Rights Agreements

During the year ended December 31, 2006, the Company accounted for registration rights agreements in accordance with View C of EITF 05-4 “Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19” (“EITF 05-4”). Accordingly, the Company classifies as liability instruments, the fair value of registration rights agreements when such agreements (i) require it to file, and cause to be declared effective under the Securities Act, a registration statement with the SEC within contractually fixed time periods, and (ii) provide for the payment of liquidating damages in the event of its failure to comply with such agreements. Under View C of EITF 05-4, (i) registration rights with these characteristics are accounted for as derivative financial instruments at fair value and (ii) contracts that are (a) indexed to and potentially settled in an issuer’s own stock and (b) permit gross physical or net share settlement with no net cash settlement alternative are classified as equity instruments.

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

The Company is currently obligated under two registration rights agreements requiring it maintain the effectiveness of a registration statement covering the resale of shares underlying previous placements of preferred stock and convertible debt with warrants through at least March 31, 2008 or until all shares have been sold by the selling stockholders in these registrations. The maximum amount of penalty that Company could incur (payable in cash) as of December 31, 2007 is not substantially different than the amount the Company has recorded. On January 1, 2007, the Company reduced the carrying amount of its liability for estimated penalties in accordance with FSP EITF 00-19-02 by approximately $89,000. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the year ended December 31, 2007.

Net Loss Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted loss per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at December 31, 2007 and 2006 include the following:

	2007	2006
Options	6,774,500	6,030,000
Warrants	8,697,487	8,697,487
Convertible Debentures	65,460,000	69,160,000

Total Common Stock equivalents	80,931,987	83,887,487

The Company included 3,230,730 Common Stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the years ended December 31, 2007 and 2006, since warrants are exercisable for nominal consideration.

Income Taxes

The Company’s accounts for income taxes in accordance SFAS 109, “Accounting for Income Taxes”. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The Company assesses its deferred tax assets quarterly to determine if valuation allowances are required. See Note 12 for further discussion of the valuation allowances recorded in 2007.

Effective January 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. FIN 48 defines the methodology for recognizing the benefits of tax return positions as well as guidance regarding the measurement of the resulting tax benefits. FIN 48 requires an enterprise to recognize the financial statement effects of a tax position when it is more likely than not (defined as a likelihood of more than 50%), based on the technical merits, that the position will be sustained upon examination. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The evaluation of whether a tax position meets the more-likely-than-not recognition threshold requires a substantial degree of judgment by management based on the individual facts and circumstances. Actual results could differ from these estimates.

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the years ended December 31, 2007 and 2006. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

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

The Company adopted the modified prospective method with respect to accounting for its transition to SFAS 123(R) and measured unrecognized compensation cost as described in Note 15. Accordingly, the Company recognized $1,104,805 for the fair value of stock options expected to vest during the year ended December 31, 2006, of which, $768,069 of stock based compensation is reflected in continuing operations and $336,739 is reflected in discontinued operations. These amounts include the fair value of the vested portion of share based payments made to former employees of Access in the amount $336,739 during the year ended December 31, 2006, which are reported in discontinued operations.

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were approximately $478,000 and $390,000 for the years ended December 31, 2007 and 2006, respectively, and are included in other general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At December 31, 2007, the Company had approximately $4,409,000 in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through December 31, 2007.

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus is applicable to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not have a material impact on the Company’s financial statements.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under FAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under FAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under FAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 is applicable to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in FAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7. The adoption of EITF 06-7 did not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the impact of the adoption of this statement on the Company’s financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141R and SFAS 160 are effective for both public and private companies for fiscal years beginning on of after December 15, 2008. SFAS 141R will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 will be applied prospectively. Early adoption is prohibited for both standards. We do not expect either of these standards to have a significant impact on our financial statements.

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

Consideration Paid	$39,850,000
Transaction expenses	580,000

Total purchase cost	$40,430,000

Assets acquired (fair value)
Cash	2,364,486
Accounts receivable	8,085,292
Prepaid expenses	130,322
Property and equipment	843,221
Other assets	28,604

Tangible assets acquired	11,451,925

Liabilities assumed (fair value)
Accounts payable	8,035,497
Accrued expenses	425,728
Deferred revenue	245,791

Liabilities assumed	8,707,016

Net assets acquired	2,744,909

Purchase price in excess of net assets acquired Allocated to	$37,685,091
Customer relationships	8,729,000
Covenant not to compete	590,000

Goodwill	$28,366,091

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

As described in Note 1, the Company accounted for its investment in STAC, through the date of the consolidation under the equity method prescribed in APB 18. Accordingly, the Company recorded a $153,389 charge for its proportionate share of STAC’s losses for the period of January 1, 2006 through February 3, 2006.

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

The Company, following its Consolidation with STAC also performed a preliminary analysis of the excess of the purchase price plus transactions over the net assets acquired, which were subsequently consolidated with the Company on February 1, 2006. The Company, based on its preliminary analysis, allocated $1,866,000 of the excess to non-compete agreements and the remaining amount of $ 38,643,674 (as adjusted by the amounts for additional changes made at the consolidation date) to goodwill. The Company performed a valuation study of its purchase price allocation. As a result of the study, the Company reallocated (i) $8,729,000 of the excess to customer relationships, (ii) reduced the amount allocated non-compete agreements to $590,000 and reduced capitalized software to $388,000.

The following unaudited pro-forma information reflects the results of continuing operations of the Company, as if the acquisition had been consummated as of January 1, 2006:

For the year ended December 31, 2006
Revenues	$38,738,000
Net Loss – continuing operations	(38,111,000)
Net Loss per share – basic and diluted	(0.82)

The 2006 amounts include a debt restructuring charge of $22,363,432.

The pro forma results, which are based on significantly limited information, is presented for illustration purposes only and is not indicative of the results that the Company would have achieved or could potentially achieve in future periods had it completed this transaction on the date indicated.

NOTE 5 – PROPERTY AND EQUIPMENT

At December 31, 2007, property and equipment consist of the following:

Equipment	$969,578
Furniture and fixtures	255,838
Leasehold improvements	31,394
Software	679,274

Property and equipment	1,936,084
Less accumulated depreciation	(853,622)

Property and equipment, net	$1,082,462

Depreciation expense was approximately $496,600 and $359,000 for the years ended December 31, 2007 and 2006, respectively. In addition, the Company disposed of an asset with an accumulated depreciation of approximately $1,500 during the year ended December 31, 2006.

Fixed assets include $278,500 of equipment purchases that were financed under capital lease obligations as of December 31, 2007, of which $36,900 and $241,500 were purchased during the years ended December 31, 2007 and 2006, respectively. The accumulated depreciation on these assets amounted to $142,400 as of December 31, 2007.

NOTE 6 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

At December 31, 2007, goodwill and other intangible assets consist of the following:

Goodwill – January 1, 2007	32,945,787
Impairment loss	(10,081,960)

Goodwill – December 31, 2007	$22,863,827

Amortizable Intangible Assets:
Non-compete agreements	$590,000
Less accumulated amortization	(378,373)

Non-compete agreements, net—before impairment loss	211,627
Impairment loss	(211,627)

Non-compete agreements, net—after impairment loss	—

Customer relationships	8,729,000
Less accumulated amortization	(1,968,304)

Intangible assets, net	$6,760,696

The Company, as of December 31, 2007 evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company determined that the net carrying amount of the reporting unit exceeded its fair value as of December 31, 2007. Accordingly, the Company recorded a $10,081,960 impairment charge to reduce the carrying amount of the goodwill to its estimated recoverable value.

The Company determined in accordance with the guidelines established under SFAS 142 that a confluence of circumstances that occurred during the year ended December 31, 2007 caused a decline in the Company’s market capitalization and enterprise value during the quarter ended December 31, 2007. These events include, among other things, the loss of a major customer, the decision to no longer pursue opportunities in certain media sales, the use of capital resources to settle certain legal claims and uncertainty as to our ability to restructure our Debentures. In performing this evaluation, the Company considered a variety of factors including its market capitalization adjusted for a control premium and a discounted cash flow forecast to determine the enterprise value of the business using the income approach. Making estimates about the carrying values of intangible assets requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect on the financial statements of a condition, situation, or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future confirming events. Accordingly, the actual results regarding estimates of the carrying value of our goodwill and other intangibles could differ materially from the Company’s estimates.

The Company also evaluated the carrying amounts of its other intangible assets in accordance with SFAS 144. Under SFAS 144, a long lived asset is deemed to have been impaired when the carrying amount of the asset exceeds its undiscounted future cash flows and the fair value of the asset is less than the carrying amount. The Company, in performing its evaluation of the carrying amounts of these assets included all future cash inflows less those cash outflows specifically related to the use of the asset over the remaining useful lives of the assets. The Company, based on this evaluation determined that the net future cash flows over the remaining useful lives of these assets exceed their carrying amounts at December 31, 2007. The Company determined that the carrying amount of its non-compete agreements exceeded its fair value as of December 31, 2007 and that a non-cash impairment charge in the amount of $211,627 is necessary for the year ended December 31, 2007. The Company also determined that no impairment charge is considered necessary for the year ended December 31, 2007 for its customer relationships since its fair value exceeded the carrying amount as of December 31, 2007.

Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $1,186,000 and $1,109,000 for the years ended December 31, 2007 and 2006, respectively. Amortization expense subsequent to the year ended December, 2007 is as follows:

Years ending December 31:
2008	$1,026,941
2009	1,026,941
2010	1,026,941
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,050

$6,760,696

NOTE 7 – ACCRUED EXPENSES

As of December 31, 2007, accrued expenses are comprised of the following:

Legal contingencies loss reserve	$885,000
Media costs	2,441,905
Interest	901,367
Other	295,753

Total accrued expenses	$4,524,025

NOTE 8 – DEBENTURES

As described in Note 4, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures in the original principal amount of $34,950,000 with an original maturity date of October 30, 2009 and bearing interest at 6%. The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on the date of Consolidation. Accordingly, the Company is obligated under the terms of the Securities Purchase Agreement, as amended, to repay $32,730,000 of the remaining principal balance due on the STAC Debentures on March 31, 2008. The Debentures are secured by substantially all assets of the Company.

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

A summary of the remaining carrying amount of the Debentures at December 31, 2007, after giving effect to $2,220,000 of principal converted to 4,440,000 shares of Common Stock, is as follows:

Remaining Principal (due March 31, 2008 with interest at 6% per annum)	$32,730,000
Less unamortized discount	(2,595,232)

Net Carrying Value	$30,134,768

Interest expense is as follows:

	For the years ended December 31,
	2007	2006
Discount amortization	$11,290,590	$8,856,974
Contractual interest	2,098,768	1,944,859
Amortization of deferred financing fees	*	399,933

Debenture interest	$13,389,358	$11,201,766

•	written off in November 2006 as a result of restructure of the Debentures.

As of September 30, 2007, the Company was not in compliance with the requirement to have a minimum cash balance of $3,500,000 pursuant to the financial covenants the Company is required to maintain under the modified terms of the Securities Purchase Agreement with the Debenture holders. In addition, the Company did not make a required interest payment of approximately $502,000 due on November 1, 2007. The Company’s failure to meet the financial covenants and to make interest payments are events of default under the Debentures.

On March 26, 2008, the Company and Debenture holders entered into an agreement which provides, among other things, for the conversion of certain Debenture principal into Preferred Shares of the Company, and extends the due date of the remaining Debenture principal for up to three years (see Note 18).

Debt Extinguishment Accounting

On November 10, 2006, the Company’s stockholders approved an increase in the authorized capital of the Company to 190,000,000 shares to meet the requirements of all potential conversions of the Senior Secured Convertible Debentures and other derivative instruments into Common Stock, at which time the amendments to the Securities Purchase Agreement as stipulated in the term sheet, became effective. The Company accounted for the amendments to the Securities Purchases Agreement in accordance with the guidelines enumerated in EITF Issue No. 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” EITF 96-19 provides that a substantial modification of terms in an existing debt instrument should be accounted for like, and reported in the same manner as, an extinguishment of debt. EITF 96-19 further provides that the modification of a debt instrument by a debtor and a creditor in a non-troubled debt situation is deemed to have been accomplished with debt instruments that are substantially different if the present value of the cash flows under the terms of the new debt instrument is at least ten percent different from the present value of the remaining cash flows under the terms of the original instrument at the date of the modification.

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

The Company also evaluated whether the conversion option under the newly established debt instrument should be bifurcated from its host and recorded as a free standing derivative in accordance with the provision of SFAS 133, EITF 05-2 and EITF 00-19. The Company determined that conversion option embedded in the new instrument can only be realized by the holder by exercising such conversion option and receiving the entire amount of the proceeds in a fixed number of shares or cash, at the option of the Company. The contractual conversion price of $0.50 exceeded the fair value of the Company’s Common Stock, which was $0.44 at the date of the modification. Accordingly, the conversion feature was not deemed to be beneficial.

The difference between the carrying value of the modified debt instrument and the mandatory redemption amount is being accreted as interest expense over the term of the amended Securities Purchase Agreement through March 31, 2008.

NOTE 9 – CAPITAL LEASE OBLIGATIONS

During April 2006 and April 2007, the Company entered into various capital leases with an aggregate present value of approximately $278,400. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 10% to 17%. Lease payments, including amounts representing interest, amounted to approximately $149,200 and $94,500 for the years ended December 31, 2007 and 2006, respectively. The leases require monthly payments of approximately $13,000 including interest at discount rates ranging from 10% to 17% and are due at various times through May 2010.

Minimum lease payments due in the years subsequent to December 31, 2007 are as follows:

Years ending December 31:
2008	$59,052
2009	12,500
2010	5,208

Total minimum lease payments	76,760
Less amounts representing interest	(4,947)

Present value of minimum lease payments	71,813
Less current portion	(55,409)

Long-term portion	$16,404

NOTE 10 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers.

During the year ended December 31, 2007, one customer’s (Cosmetique, Inc.) revenues represented approximately 19.9% of the Company’s net revenue, and two customers’ accounts receivable balances represented approximately 21.5% and 14.7%, respectively, of total accounts receivable at December 31, 2007.

As more fully described in Note 2, as of December 31, 2007, Cosmetique, Inc. ended their advertising campaigns, and such revenue will not recur subsequent to December 31, 2007. The Company has commenced an action to collect all amounts outstanding from Cosmetique.

During the year ended December 31, 2006, sales to three customers represented 11%, 21%, and 13% of the Company’s net revenue. One customer represented approximately 14.2% of total accounts receivable at December 31, 2006.

NOTE 11 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of SendTec. Revenues from this customer were $14,401 and $288,607 during the years ended December 31, 2007 and 2006, respectively. Accounts receivable from this customer was $3,750 as of December 31, 2007.

The Company pays fees and commissions in connection with customer referrals to a company whose management includes someone who is a member of the Company’s Board of Directors. For the years ended December 31, 2007 and 2006 the Company incurred $184,336 and $146,739, respectively, in fees and commissions. At December 31, 2007, $23,674 of such fees and commissions were included in accounts payable and $20,792 of such fees and commissions were included in accrued expenses in the accompanying balance sheet.

The Company pays fees and commissions in connection with consulting and customer referrals to a company whose principal shareholder is a member of the Company’s Board of Directors. For the years ended December 31, 2007 and 2006 the Company incurred $2,000 and $32,000, respectively, in fees and commissions. At December 31, 2007 there were no such fees and commissions that were unpaid.

The Company pays fees in connection with the Debenture refinancing to a company whose principal shareholder is a member of the Company’s Board of Directors. For the year ended December 31, 2007 the Company incurred $86,276 in fees and expense reimbursements in connection with the Debenture refinancing. At December 31, 2007 there were no such fees and expenses that were unpaid. There were no fees incurred during the year ended December 31, 2006.

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

The Company and its subsidiaries have filed consolidated federal and various state income tax returns for the years ended December 31, 2006 and 2005. These income tax returns have not been examined by the applicable Federal and State tax authorities.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy, is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company has the following net deferred tax assets at December 31, 2007:

2007
Deferred tax assets
Net operating loss carryforward	$9,435,000
Stock based compensation	1,104,000
Deferred finance fees	360,000
Accrued expenses	333,000
Goodwill amortization/impairment	2,780,000
Other	151,000
Valuation allowance	(14,163,000)

Net deferred tax assets	$—

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets at December 31, 2007 since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods. The valuation allowance amounted to approximately $14,163,000 as of December 31, 2007, of which $875,000 relates to a reserve established for net operating losses generated by entities in which the business operations were discontinued during the year ended December 31, 2006.

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $24,828,000 for tax purposes that will expire between the years 2025 and 2027. The utilization of any net operating losses that the Company has generated to date may be subject to substantial limitations due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. The Company is currently evaluating such limitations, and believe that limitations are likely. Furthermore, the Company believes there will be a further limitation as a result of the recapitalization agreement (see Note 18). Such limitations are not expected to impact the Company’s future operating results as any limitation to the net operating loss carryforward resulting in a decrease in the deferred tax asset will have a corresponding decrease in the valuation allowance.

The Company’s recorded income tax benefit with respect to its continuing operations, net of the increase in the valuation allowance for the years ended December 31,

	2007	2006
Income tax benefit	$(6,147,000)	$(6,941,000)
Change in valuation allowance	6,147,000	6,941,000

Net income tax benefit	$—	$—

Following is a reconciliation of the applicable federal income tax as computed at the federal statutory tax rate to the actual income taxes reflected in the consolidated statement of operations for the years ended December 31:

	2007	2006
Tax provision at U.S. federal income tax rate	(34)%	(34)%
State income tax provision net of federal	(4)%	(4)%
Debentures	16%	23%
Valuation allowance increase	22%	15%

Provision for income taxes	—	—

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

On March 26, 2008, the Company entered into an Amended and Restated Employment Agreement with Paul Soltoff, the Company’s Chief Executive Officer and Chairman of the Board of Directors. The agreement provides for an initial term of five years, which may be renewed for successive one-year terms. Pursuant to the terms of the agreement, Mr. Soltoff shall receive base annual salary of no less than $400,000, as well as incentive and bonus compensation at the discretion of the Registrant’s Board of Directors.

Pursuant to the terms of the amended agreement, the Company may terminate Mr. Soltoff’s employment for good cause, as defined in the agreement. If Mr. Soltoff’s employment is terminated by reason of his death or disability or other than for good cause, or if Mr. Soltoff terminates his employment for good reason, as defined in the agreement, the Company will pay his base salary through the date of termination and will pay Mr. Soltoff severance in the amount of two times his then current base salary. In addition, the Company will pay Mr. Soltoff for all accrued but unused vacation time through the date of termination, and will reimburse him for all reasonable business expenses incurred prior to termination, but not reimbursed as of the termination date.

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

In addition, the Company entered into employment contracts with four of its executives for initial terms between three and five years, which will be renewed for additional one-year terms thereafter, unless written notice is provided by the respective party. The agreements provide for annual aggregate base salaries totaling $781,000, as well as incentive compensation and bonuses as the Board of Directors may determine and to which they may become entitled to pursuant to an incentive compensation or bonus program.

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

The Company’s registration statement became effective on July 14, 2006. However, the Company is required to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act, subject to a liquidated damages penalty of 1% per month of the aggregate purchase price paid by the holders. The Company reduced its estimate of the fair value of the accrued registration rights penalty by $193,500 to $131,500 at December 31, 2006, and to $15,200 at December 31, 2007. During the year ended December 31, 2007, $88,500 of the reduction in the liability is reflected as a cumulative effect of change in accounting principle and $27,800 of the reduction is included in other income (expense) in the accompanying statement of operations. For the year ended December 31, 2006, the entire reduction in the liability is included in other income (expense) in the accompanying statement of operations.

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Minimum annual lease payments due in the years subsequent to December 31, 2007 are approximately as follows:

Years ending December 31:
2008	$415,400
2009	426,900
2010	60,100

Total minimum lease payments	$902,400

Rent expense for the years ended December 31, 2007 and 2006 was approximately $454,600 and $345,600, respectively, including $80,300 and $20,100, respectively, for a share of operating expenses. Rent expense is recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

NOTE 14 – STOCKHOLDERS’ EQUITY

Authorized shares

On November 10, 2006, the Company’s Stockholders approved an increase in the authorized shares of the Company’s Common Stock to 190,000,000 shares. On April 12, 2007, a registration statement covering 128,940,395 shares of the Company’s Common Stock, including shares underlying the Debentures, was declared effective by the Securities and Exchange Commission.

Preferred Stock Series A

On February 3, 2006, the date in which the Company satisfied the Consolidation Milestones and completed its acquisition of STAC (as described in Note 4), 762,199 shares of preferred stock were converted into 7,621,991 shares of Common Stock.

Common Stock Purchase Warrants

The Company, upon its Consolidation with STAC, issued to the Debentures investors, seven year Warrants to purchase an aggregate of 10,081,607 shares of the Company’s Common Stock exercisable at $0.01 per share in amounts proportionate to the face amount of the Debentures. The Warrants are exercisable from February 3, 2006 through October 30, 2012. The Warrants feature a cashless exercise provision, which provides (a) the holder with the right, any time after one year from their date of issuance through their date of termination (and only in the event that there is not an effective registration or prospectus covering the resale of the underlying stock), to exercise such Warrants using the cashless exercise feature and/or (b) for an automatic cashless exercise on the date of termination. The Company can consent to a cashless exercise of the Warrants at the request of the holder at anytime. A cashless exercise will result in a net share settlement of the Warrants based on a formula in which the net shares issuable is based upon the then fair value of the Company’s Common Stock. The Company evaluated the classification of these Warrants at the date of consolidation and at each reporting date through December 31, 2007 in accordance with EITF 00-19 and determined that they are equity instruments because (a) net share settlement is within the Company’s control and (b) the cashless exercise feature does not potentially result in the issuance of an indeterminate number of shares.

During the year ended December 31, 2006, Debenture Holders elected to exercise an aggregate of 6,850,877 of their Common Stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of Common Stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. No warrants were exercised during the year ended December 31, 2007. At December 31, 2007 and 2006, 3,230,730 warrants remained outstanding with respect to this financing transaction.

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

A summary of the Company’s outstanding common stock purchase warrants granted through December 31, 2006 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at January 1, 2006	6,786,757	$0.71
Granted	10,331,607	$0.02
Exercised	(8,420,877)	$0.05
Forfeited	—	—

Outstanding at December 31, 2006	8,697,487	$0.53

Weighted-average fair value granted during the period		$3.39

At December 31, 2007, the Company had 8,697,487 outstanding Common Stock purchase warrants with a weighted average exercise price of $0.53 per share.

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

On November 1, 2006, the Company issued an aggregate of 740,855 shares of Common Stock to Debenture holders representing payment of $267,951 of interest. These shares were subject to repurchase by the Company 90 days from their issuance in the event that the Company does not have an effective registration statement covering the resale of the shares. On April 12, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission, which terminated the Company’s obligation for repurchase of these shares.

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

On February 1, 2007, the Company issued an aggregate of 722,264 shares of Common Stock to Debenture holders representing payment of $266,732 of interest. These shares were subject to repurchase by the Company 90 days from their issuance in the event that the Company does not have an effective registration statement covering the resale of the shares. On April 12, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission, which terminated the Company’s obligation for repurchase of these shares.

On February 12, 2007, a Debenture holder exercised conversion rights on $300,000 of principal, and the Company issued 600,000 shares of the Company’s Common Stock.

On March 31, 2007, two Debenture holders exercised their rights to require the Company to repurchase 254,371 shares of its Common Stock since a registration statement covering the resale of such shares was not yet effective. Accordingly, the Company repurchased and retired these shares for an aggregate price of $93,933, including interest of $1,933.

On April 13, 2007, a Debenture holder exercised their rights to require the Company to repurchase 21,198 shares of its Common Stock since a registration statement covering the resale of such shares was not yet effective, Accordingly, the Company repurchased and retired these shares for an aggregate price of $7,688, including interest of $21.

On April 16, 2007, a Debenture holder exercised conversion rights on $400,000 of principal, and the Company issued 800,000 shares of the Company’s Common Stock.

On May 14, 2007, the Company issued an aggregate of 258,497 shares of Common Stock to Debenture holders representing payment of $74,764 of interest.

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

See Note 18 for subsequent events impacting stockholders’ equity.

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

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of December 31, 2007 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of Common Stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s Common Stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s Common Stock on the date of grant and the term of such options may not exceed 5 years. As of December 31, 2007, an aggregate of 3,008,500 shares and options have been granted under the plan, leaving an aggregate of 291,500 shares available for future issuance.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of Common Stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of Common Stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of December 31, 2007, an aggregate of 1,200,000 options have been granted under the plan, leaving an aggregate of 800,000 shares available for future issuance.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of December 31, 2007, an aggregate of 2,566,000 shares and options have been granted under the plan, leaving an aggregate of 134,000 shares available for future issuance.

2007 Incentive Stock Plan

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”), which have been approved by the stockholders. The Company has not made any grants under such plans.

Share based payments made during the year ended December 31, 2006 are as follows:

On March 10, 2006, the Company granted (under its 2005 option plan) options to purchase an aggregate of 1,690,000 shares of Common Stock to employees of the Company at an exercise price of $1.80 per share. These options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on March 9, 2016 or earlier due to employment termination.

On March 28, 2006, the Company granted (under its 2006 option plan) options to purchase an aggregate of 200,000 shares of Common Stock to employees of the Company at an exercise price of $1.70 per share. These options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on March 27, 2016 or earlier due to employment termination.

On May 3, 2006, the Company granted (under its 2005 non-employee director’s option plan) options to purchase an aggregate of 100,000 shares of Common Stock to directors of the Company at an exercise price of $1.375 per share. These options vest 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on May 3, 2016 or earlier due to board termination.

On July 26, 2006, the Company granted options to purchase an aggregate of 1,227,000 shares of Common Stock to employees of the Company. The options are exercisable at $0.48 per share. The options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on July 25, 2016 or earlier due to employment termination.

On September 7, 2006, the Company granted (under its 2005 non-employee director’s option plan) options to purchase an aggregate of 50,000 shares of Common Stock to directors of the Company at an exercise price of $0.41 per share. These options vest 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on September 6, 2016 or earlier due to board termination.

On November 15, 2006, the Company granted options to purchase an aggregate of 1,313,500 shares of Common Stock to employees of the Company. 288,500 options are exercisable at $0.36 per share and 1,025,000 options are exercisable at $0.50 per share. The options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on November 14, 2016 or earlier due to employment termination.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2006 is $0.85.

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

The Company also recorded stock based compensation expense related to shares of common stock issued to non-employees in 2005 of $111,375 in discontinued operations for the year ended December 31, 2006. All non-employee stock based compensation awards were accounted for in accordance with the provisions of EITF 96-18, “Accounting for Equity Instruments with Variable Terms that are Issued for Consideration other than Employee Services under FASB Statement number 123, Accounting for Stock Based Compensation.”

The Company did not make any shared based payments to non-employees during the years ended December 31, 2007 or 2006.

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

Share based payments made during the year ended December 31, 2007 are as follows:

On January 16, 2007, the Company granted (under its 2005 Director’s Plan) options to purchase an aggregate of 50,000 shares of Common Stock to a director of the Company at an exercise price of $0.35 per share. These options vest 50% one year from the date of grant, and 50% on the second anniversary of the date of grant, and expire on January 15, 2017 or earlier due to board termination.

On January 16, 2007, the Company granted (under its 2006 Incentive Plan) options to purchase an aggregate of 250,000 shares of Common Stock to an officer of the Company at an exercise price of $0.35 per share. The options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on January 15, 2017 or earlier due to employment termination.

On May 21, 2007, the Company granted (under its 2005 Incentive Plan) options to purchase an aggregate of 1,115,000 shares of Common Stock to employees of the Company at an exercise price of $0.31 per share. The options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on May 20, 2017 or earlier due to employment termination.

On September 23, 2007, the Company granted (under its 2005 Incentive Plan) options to purchase an aggregate of 645,500 shares of Common Stock and (under its 2006 Incentive Plan) options to purchase an aggregate of 447,000 shares of Common Stock to employees of the Company at an exercise price of $0.10 per share. The options vest 33% one year from the date of grant, 33% and 34% on the second and third anniversaries of the date of grant, respectively, and expire on September 23, 2017 or earlier due to employment termination.

The weighted-average grant-date fair value of options granted during the year ended December 31, 2007 is $0.17.

Weighted average assumptions relating to the estimated fair value of stock options that the Company granted during the year ended December 31, 2007, are as follows: risk–free interest rate of 4.69%; expected dividend yield zero percent; expected option life of six years and six and one half years, and expected volatility of 90%.

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

A summary of the status of the Company’s outstanding stock options as of December 31, 2007 and changes during the year ended December 31, 2007 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2007	6,030,000	$1.42
Granted	2,507,500	$0.22
Exercised	—	—
Forfeited or Expired	(1,763,000)	$0.84

Outstanding at December 31, 2007	6,774,500	$1.13	8.12

Options exercisable at December 31, 2007	2,925,625	$1.80	6.94

At December 31, 2007, there was no intrinsic value of options outstanding based on the December 31, 2007 closing price of the Company Common Stock ($0.09 per share).

NOTE 16 – RESTRUCTURING CHARGES

During the year ended December 31, 2007 the Company recorded approximately $491,000 in restructuring charges, related to employee termination costs, accelerated amortization on a non-compete agreement, employee redeployment charges, and other related restructuring charges. There were no restructuring charges incurred during the year ended December 31, 2006.

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

NOTE 17 – DISCONTINUED OPERATIONS

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

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company has reported Access’s and Friendsand’s results for the year ended December 31, 2006 as discontinued operations because the operations and cash flows of Access and Friendsand have been eliminated from the Company’s ongoing operations as a result of having sold the business of Access and ceasing operations of Friendsand. Discontinued operations includes the loss on the sale of the net assets of Access in the amount of $191,000 and the write-off of the operating assets of Friendsand of approximately $459,000.

Components of discontinued operations for the year ended December 31, 2006 are as follows:

Revenue	$2,308,822
Cost of revenue	1,312,511

Gross profit	996,311

Operating expenses:
Salaries, wages, and benefits	2,075,869
Bad debts	647,444
Professional fees	1,434,813
Other general and administrative expenses	844,965

Total operating expenses	5,003,091

Loss from operations	(4,006,780)

Interest expense	(94)

Net loss from discontinued operations	$(4,006,874)

There were no discontinued operations for the year ended December 31, 2007.

NOTE 18 – SUBSEQUENT EVENTS

Debentures

On March 26, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Agreement”) which provides, among other things, that the Holders shall exchange the Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”) with a current outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”). The Series B Preferred has a stated value equal to the principal value of the Debentures exchanged ($1,700 per share of Series B Preferred). Each share of Series B Preferred is convertible into 10,000 common shares at $0.17 per common share. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event the Company is not successful in registering shares underlying potential conversions of the Series B Preferred into common shares of the Company. The exchange of Debentures into Series B Preferred is expected to occur in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) would occur promptly following the satisfaction of certain conditions, including shareholder approval to amend the Company’s certificate of incorporation to increase the authorized common shares of the Company to 500,000,000.

At the First Closing, the Holders exchanged $18,361,700 aggregate principal amount of the Debentures (on a pro rata basis) into shares of Series B Preferred. The Series B Preferred issued at the First Closing is convertible into a number of shares of Common Stock such that the aggregate number of shares of Common Stock of the Company outstanding (on an as converted basis) after the First Closing equals approximately 190,000,000 inclusive of (i) 108,000,000 shares of Common Stock issuable upon conversion of the Series B Preferred, (ii) approximately 57,000,000 shares of Common Stock currently outstanding, and (iii) up to 25,000,000 shares of Common Stock that may be issued in connection with the Concurrent Offering (as defined below) prior to the Second Closing. Amended Debentures with an aggregate principal amount of $14,368,300 will remain outstanding after the First Closing. The Amended Debentures are non-interest bearing.

At the Second Closing, the remaining Amended Debentures will be exchanged for Series B Preferred with a stated value of $14,368,300 convertible into approximately 84,529,412 shares of Common Stock of the Company; provided, however, that in the event the Company has not raised a minimum of $5 million (in the aggregate) of gross proceeds in connection with the Concurrent Offering, only $3,368,300 of the Amended Debentures will be exchanged for Series B Preferred. The remaining $11 million of Amended Debentures, as amended at the time of the Second Closing (the “Residual Notes”), will remain outstanding. The Residual Notes shall: (i) have a term of three (3) years; (ii) not bear interest; (iii) convert into Common Stock at a price of $0.17 per share; (iv) contain no financial covenants; (v) be a senior and secured obligation of the Company; (vi) have pari-passu anti-dilution protection to the Series B Preferred; and (vii) automatically convert into Series B Preferred when and if the Company raises $5 million in aggregate gross proceeds in connection with the Concurrent Offering (as defined below).

Pursuant to the Agreement, the Company is required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such terms as are called for by the Agreement, if Series B Preferred. The Concurrent Offering will terminate no later than the earlier to occur of one year from (i) the date of the Second Closing, or (ii) one year plus 150 days after the First Closing. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock done in connection with the Concurrent Offering shall be done at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance).

Subject to an effective registration statement covering the common stock underlying the Series B Preferred and certain other restrictions, (i) 50% of the outstanding shares of Series B Preferred shall automatically convert into Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.30 for fifteen (15) out of twenty (20) consecutive trading days; and (ii) the remaining 50% of the outstanding shares of Series B Preferred Stock shall automatically convert into Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.40 for fifteen (15) out of twenty (20) consecutive trading days.

In the event that the value of the average daily trading volume is less than $1.0 million, conversion shall be limited to $1.0 million of the Series B Preferred for each 20-day period that the minimum closing bid price equals or exceeds the threshold for a minimum of 15 days. In the event that the value of the average daily trading volume exceeds $1.0 million but is less than $2.0 million, conversion shall be limited to $2.0 million of the Series B Preferred for each 20-day period that the minimum closing bid price equals or exceeds the threshold for a minimum of 15 days. In the event that the value of the average daily trading volume exceeds $2.0 million, all such conversion restrictions shall terminate.

At the First Closing, the Company was required to pay the Holders in cash an amount equal to the interest payment due under the outstanding principal amount of Debentures as of November 1, 2007 plus interest accrued on such Debentures from November 1, 2007 to November 16, 2007 in cash at the First Closing. Interest on the principal amount of Debentures remaining after November 16, 2007 ceased to accrue or be payable after such date.

Series B Preferred Stock

On March 26, 2008, in connection with the Recapitalization Agreement, the Board of Directors of the Company authorized 30,000 shares of Series B Preferred Stock (the “Series B Preferred Stock”) of the Company’s previously authorized preferred stock, with a par value of $0.001 per share. Each share of Series B Preferred Stock has a face value of $1,700 (the “Stated Value”), and a perpetual term. Each share of Series B Preferred is convertible into 10,000 common shares at $0.17 per common share. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event the Company is not successful in registering shares underlying potential conversions of the Series B Preferred into common shares of the Company.

Issuance of Securities

On March 26, 2008, the Company issued 10,036,667 shares of its Common Stock, in connection with the Concurrent Offering, for an aggregate price of $1,204,400 ($0.12 per share).

On March 26, 2008, Debenture holders exchanged $18,361,700 of Debenture principal for 10,801 shares of the Company’s Series B Preferred stock, pursuant to the First Closing.