Form 10-Q
period 2008-03-31
SENDTEC, INC.
filed 2008-05-15
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-51702

SENDTEC, INC.

(Exact name of registrant as specified in its charter)

Delaware	43-2053462
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

877 Executive Center Drive W., Suite 300

St. Petersburg, Florida 33702

(Address of principal executive offices)

(727) 576-6630

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock as of May 9, 2008, was:

Class	Outstanding shares
Common stock, par value $0.001 per share	76,266,055

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED MARCH 31, 2008

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$3,466,987	$4,408,969
Accounts receivable, less allowance for doubtful accounts of approximately $350,000 and $326,000, respectively	11,635,063	10,319,977
Prepaid expenses	249,338	219,704

Total current assets	15,351,388	14,948,650
Property and equipment, net	1,053,359	1,082,462
Intangible assets, net	6,503,961	6,760,696
Goodwill	22,863,827	22,863,827
Deferred financing and restructuring fees	—	306,969
Other assets	20,329	20,329

Total assets	$45,792,864	$45,982,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,995,939	$8,723,727
Accrued expenses	3,624,719	4,524,025
Accrued compensation	325,988	321,031
Current portion of capital lease obligations	47,462	55,409
Deferred revenue	1,497,505	2,087,087

Total current liabilities	15,491,613	15,711,279
Debentures payable, net of debt discount of $0 and $2,595,232, respectively	14,368,300	30,134,768
Capital lease obligations, net of current portion	77,099	16,404
Deferred rent	93,296	101,934

Total liabilities	30,030,308	45,964,385
Commitments and contingencies
Stockholders’ equity
Series B Convertible Preferred stock – $.001 par value; 10,000,000 authorized; 10,207 shares issued and outstanding at March 31, 2008	10	—
Common stock – $.001 par value; 190,000,000 shares authorized; 69,077,859 and 53,101,189 shares issued and outstanding, respectively	69,078	53,101
Additional paid in capital	95,511,833	82,918,691
Accumulated deficit	(79,818,365)	(82,953,244)

Total stockholders’ equity	15,762,556	18,548

Total liabilities and stockholders’ equity	$45,792,864	$45,982,933

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
Revenues	$5,603,056	$9,192,074
Cost of revenues	2,029,978	4,611,997

Gross profit	3,573,078	4,580,077

Operating expenses
Salaries, wages and benefits	2,758,669	3,000,597
Professional fees	182,981	619,162
Other general and administrative	1,211,222	1,532,018

Total operating expenses	4,152,872	5,151,777

Loss from operations	(579,794)	(571,700)
Other income (expense)
Gain from troubled debt restructuring	6,661,990	—
Registration rights penalty	(42,000)	—
Interest income	19,890	35,960
Interest expense	(2,925,207)	(3,247,753)

Total other income (expense)	3,714,673	(3,211,793)

Net income (loss) before cumulative effect of change in accounting principle	3,134,879	(3,783,493)
Cumulative effect of change in accounting principle	—	88,500

Net income (loss)	$3,134,879	$(3,694,993)

Net income (loss) per common share, basic and diluted:
-Before cumulative effect of change in accounting principle	$0.06	$(0.07)
-Cumulative effect of change in accounting principle	$—	$—

-Total	$0.06	$(0.07)

Weighted average number of common shares outstanding – basic and diluted	56,889,512	51,826,629

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2008	—	$—	53,101,189	$53,101	$82,918,691	$(82,953,244)	$18,548
Common stock issued in concurrent offering, net of costs of $38,205	—	—	10,036,670	10,037	1,156,158	—	1,166,195
Series B Preferred stock issued in troubled debt restructuring, net of costs of $582,465	10,801	11	—	—	11,298,624	—	11,298,635
Conversions of Series B Preferred stock into Common stock	(594)	(1)	5,940,000	5,940	(5,939)	—	—
Amortization of stock based compensation	—	—	—	—	144,299	—	144,299
Net income (loss)	—	—	—	—	—	3,134,879	3,134,879

Balance – March 31, 2008	10,207	$10	69,077,859	$69,078	$95,511,833	$(79,818,365)	$15,762,556

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before cumulative effect of change in accounting principle	$3,134,879	$(3,783,493)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from troubled debt restructuring	(6,661,990)	—
Depreciation and amortization	387,524	421,046
Stock-based compensation	144,299	197,263
Non-cash interest	2,451,053	2,721,935
Provision for bad debt	40,000	30,000
Registration rights penalty	42,000	—
Changes in assets and liabilities:
Accounts receivable	(1,355,086)	(1,059,032)
Prepaid expenses and other assets	(29,634)	16,305
Deferred financing and restructuring fees	(306,969)	—
Accounts payable	1,272,212	826,894
Accrued expenses	(622,469)	319,357
Accrued compensation	4,957	37,323
Deferred rent	(8,638)	(5,418)
Deferred revenue	(589,582)	(464,413)

Total adjustments	(5,232,323)	3,041,260

Net cash used in operating activities	(2,097,444)	(742,233)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,803)	(109,141)

Net cash used in investing activities	(11,803)	(109,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	1,204,400	—
Repurchase and retirement of commons stock subject to redemption	—	(92,000)
Principal payments on capital lease obligations	(37,135)	(29,248)

Net cash provided by (used in) financing activities	1,167,265	(121,248)

Net decrease in cash	(941,982)	(972,622)
Cash – beginning of period	4,408,969	6,118,788

Cash – end of period	$3,466,987	$5,146,166

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$594,164	$276,262
Income taxes	$2,210	$11,675
Non-cash investing and financing activities
Issuance of Series B preferred stock in exchange of debenture principal in connection with debt restructuring	$11,881,100	$—
Issuance of common stock in connection with partial payments of interest	$—	$266,732
Conversion of Debentures Principal into common stock	$—	$550,000
New capital lease obligation	$89,883	$278,400

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (‘‘GAAP’’) for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007, and notes thereto of SendTec, Inc., (the ‘‘Company’’ or ‘‘SendTec’’) included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

The unaudited condensed consolidated financial statements include SendTec, Inc. and its wholly owned subsidiaries SendTec Acquisition Corp. (“STAC”), RelationServe Access, Inc. (“Access”) and Freindsand.com, Inc. (“Friendsand”). All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Organization and description of business

The Company was originally formed as Chubasco Resources Corp. (“Chubasco”) in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. On June 13, 2005, Chubasco completed a reverse merger with RelationServe, Inc., (“RelationServe”), which was accounted for as a recapitalization transaction. Relationserve was a Delaware corporation formed in March 2005 that operated a marketing business it acquired in a reverse acquisition in May 2005. RelationServe, through its wholly-owned subsidiary, RelationServe Access, Inc. (“Access”) purchased certain assets and assumed certain liabilities of Omni Point Marketing LLC (“Omni Point”), and through its wholly-owned subsidiary, Friendsand.com Inc. (“Friendsand”), acquired Friendsand LLC (“Friendsand LLC”). Chubasco changed its name to Relationserve Media, Inc., a Nevada corporation, following its merger with Relationserve, a Delaware corporation. On August 29, 2005, the Company completed a reincorporation merger in which RelationServe Media, Inc. survived such merger as a Delaware corporation. Effective February 3, 2006, the Company completed its acquisition of the net assets and business of STAC. On July 17, 2006, the Company changed its name from “RelationServe Media, Inc.” to SendTec, Inc.

The primary business of the Company is direct response marketing services and technology that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet and through traditional media channels such as television, radio, and print advertising.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION, GOING CONCERN AND LEGAL MATTERS

The Company reported net income of approximately $3,135,000 for the three months ended March 31, 2008, including a non-cash gain from troubled debt restructuring of $6,662,000. Therefore, the Company incurred a net loss before non-cash gains of $3,527,000 which includes an aggregate of approximately $3,065,000 in non-cash charges which principally includes:

Non-cash interest	$2,451,000
Depreciation and amortization	388,000
Stock based compensation	144,000
Provision for bad debts	40,000
Registration rights penalty	42,000

Total non-cash charges	$3,065,000

On March 25, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provided, among other things, that the Holders exchange the Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”) with a then outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”), and extended the due date of the amended and restated Debentures for up to three years (see Note 7). This transaction has been accounted for as a troubled debt restructuring pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), resulting in a non-cash gain of approximately $6,662,000. As a result of the new agreement, the Debentures have been reflected as a long term liability in the accompanying unaudited condensed consolidated balance sheet.

The Company believes that its current capital resources combined with revenues it expects to generate during the next twelve months will enable it to fund its operating activities through March 31, 2009. The Company may seek to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time and cannot provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary. The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of the Amended Debentures.

Legal Proceedings

The Company is involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company. In the opinion of management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on the financial position, results of operations or liquidity of the Company.

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

On or about April 28, 2006, LeadClick Media, Inc. (“LeadClick”) commenced an action against the Company in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. During August 2007, the Company reached an agreement settling this matter for $260,000 to be paid to LeadClick Media in three installments and executed a mutual release with LeadClick. During the year ended December 31, 2007, the Company paid $200,000 with respect to this settlement, and paid the remaining $60,000 in January 2008. The case has been dismissed with prejudice.

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

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Complaint in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Court dismissed the class action complaint, and plaintiffs subsequently filed a First Amended Class Action Complaint raising the same allegations. The Company filed a motion to dismiss the amended class action complaint and a hearing on the motion was heard on January 16, 2008. On March 27, 2008, the Company’s motion to dismiss was granted and the plantiff’s amended complaint was dismissed.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007 the arbitrator awarded Wedbush $694,197, which the Company recorded during the year ended December 31, 2007. In December 2007, the Company filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied. In April 2008 the Company filed an appeal of the final arbitrator’s award.

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

In December 2007, the Company filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. The Company is seeking recovery of at least $282,000, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheets as of March 31, 2008 and December 31, 2007.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of SendTec, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable, and collectibility is reasonably assured. The Company, in accordance with Emerging Issues Task Force (EITF”) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable. The following policies reflect specific criteria for the various revenue streams of the Company:

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

Online search: Revenue derived from search engine marketing services, such as search engine keyword buying, is recognized on a net basis in the period when the associated keyword search media is clicked on by a consumer. The Company typically earns a media commission equal to a percentage of the keyword search media purchased for its clients. In many cases, the amount the Company bills to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the search engine keyword media. Amounts received in advance of search engine keyword media purchases are deferred and included in deferred revenue in the accompanying balance sheet. The Company reports these revenues on a net basis since amounts earned are based on a fixed percentage of the selling price.

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

Revenues by revenue stream are as follows:

	For the three months ended March 31,
	2008	2007
Internet advertising	$2,789,080	$6,194,244
Online search	1,583,299	1,191,148
Direct response media	527,949	598,709
Advertising programs	702,728	1,056,044
Other	—	151,929

	$5,603,056	$9,192,074

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

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At March 31, 2008 and December 31, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of approximately $350,000 and $326,000, respectively.

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

The Company’s amortizable intangible assets are comprised of customer relationships. These costs are being amortized using the straight-line method over their estimated useful lives of 8.5 years. During 2007, non-compete agreements were amortized over the underlying non-compete periods of between 3 to 5 years, until they were determined to be impaired in December 2007, at which time the Company wrote off the remaining unamortized value of the non-compete agreements.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, troubled debt restructuring accounting, income taxes, and loss contingencies.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, accounts payable and accrued expenses approximate fair value based on the short-term maturity of these instruments.

Debentures

The Company accounts for debenture modifications in accordance with EITF 02-4, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15”, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”). EITF 02-4 specifies that if the debtor is experiencing financial difficulty, and the creditor has granted a concession, the restructuring is within the scope of SFAS No. 15. Otherwise the accounting for the restructuring falls under EITF 96-19, “Debtor’s Accounting for a Modification of Exchange of Debt Instruments”.

For debentures which do not fall under the provisions of SFAS No. 15, the Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. SFAS 133 provides for an exception to this rule when convertible notes, as host instruments, are deemed to be conventional as that term is described in the implementation guidance under Appendix A to SFAS 133 and further clarified in EITF 05-2 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19 and when conversion options are considered equity.

For debentures which do not fall under the provisions of SFAS No. 15, the Company accounts for convertible notes (deemed conventional) in accordance with the provisions of EITF (“EITF”) 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features,” (“EITF 98-5”), and EITF 00-27 “Application of EITF 98-5 to Certain Convertible Instruments.” Accordingly, the Company records, as a discount to convertible notes, the intrinsic value of such conversion options based upon the differences between the fair value of the underlying Common Stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption.

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

The Company is currently obligated under two registration rights agreements requiring it to maintain the effectiveness of a registration statement covering the resale of shares underlying previous placements of preferred stock and convertible debt with warrants until all shares have been sold by the selling stockholders in these registrations. The maximum amount of penalty that Company could incur (payable in cash) as of December 31, 2007 is not substantially different than the amount the Company has recorded. On January 1, 2007, the Company reduced the carrying amount of its liability for estimated penalties in accordance with FSP EITF 00-19-02 by approximately $89,000. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the three months ended March 31, 2007.

On March 26, 2008, as a result of the Recapitalization Agreement, the Company issued shares of its Series B Preferred Stock that is also subject to a registration rights agreement. The Company is required to file a registration statement within 90 days from March 26, 2008 and use best efforts to have it declared effective within 150 days from March 26, 2008. At March 31, 2008, the Company recorded a registration rights penalty of $48,500 which is included in accrued expense in the accompanying unaudited condensed consolidated balance sheet.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at March 31, 2008 and 2007, include the following:

	2008	2007
Options	6,581,496	6,160,500
Warrants	8,697,487	8,697,487
Convertible Series B Preferred stock	102,070,000	—
Convertible Debentures	84,519,412	68,060,000

Total Common Stock equivalents	201,868,395	82,917,987

The Company included 3,230,730 Common Stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the three months ended March 31, 2008 and 2007, because the warrants are exercisable for nominal consideration.

Income Taxes

The Company’s accounts for income taxes in accordance SFAS 109, “Accounting for Income Taxes”. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The Company assesses its deferred tax assets quarterly to determine if valuation allowances are required. See Note 11 for further discussion of the valuation allowances recorded in 2007 and 2008.

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

The Company has not recognized any income tax expense (benefit) in the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 and 2007. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods.

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were approximately $45,000 and $53,000 for the three months ended March 31, 2008 and 2007, respectively, and are included in other general and administrative expenses in the consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At March 31, 2008 and December 31, 2007, the Company had approximately $3,467,000 and $4,409,000, respectively, in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through March 31, 2008.

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

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the first fiscal year beginning after November 2007. The adoption of SFAS 157 did not impact the Company’s financial statements.

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

In November 2006, the EITF reached a final consensus in EITF Issue 06-6 “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (“EITF 06-6”). EITF 06-6 addresses the modification of a convertible debt instrument that changes the fair value of an embedded conversion option and the subsequent recognition of interest expense for the associated debt instrument when the modification does not result in a debt extinguishment pursuant to EITF 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments.” The consensus is applicable to modifications or exchanges of debt instruments occurring in interim or annual periods beginning after November 29, 2006. The adoption of EITF 06-6 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In November 2006, the FASB ratified EITF Issue No. 06-7, Issuer’s Accounting for a Previously Bifurcated Conversion Option in a Convertible Debt Instrument When the Conversion Option No Longer Meets the Bifurcation Criteria in SFAS Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“EITF 06-7”). At the time of issuance, an embedded conversion option in a convertible debt instrument may be required to be bifurcated from the debt instrument and accounted for separately by the issuer as a derivative under SFAS 133, based on the application of EITF 00-19. Subsequent to the issuance of the convertible debt, facts may change and cause the embedded conversion option to no longer meet the conditions for separate accounting as a derivative instrument, such as when the bifurcated instrument meets the conditions of Issue 00-19 to be classified in stockholders’ equity. Under EITF 06-7, when an embedded conversion option previously accounted for as a derivative under SFAS 133 no longer meets the bifurcation criteria under that standard, an issuer shall disclose a description of the principal changes causing the embedded conversion option to no longer require bifurcation under SFAS 133 and the amount of the liability for the conversion option reclassified to stockholders’ equity. EITF 06-7 is applicable to all previously bifurcated conversion options in convertible debt instruments that no longer meet the bifurcation criteria in SFAS 133 in interim or annual periods beginning after December 15, 2006, regardless of whether the debt instrument was entered into prior or subsequent to the effective date of EITF 06-7.

The adoption of EITF 06-7 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not impact the Company’s consolidated financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2008	December 31, 2007
Equipment	$1,071,263	$969,578
Furniture and fixtures	255,838	255,838
Leasehold improvements	31,394	31,394
Software	679,275	679,274

Property and equipment	2,037,770	1,936,084
Less accumulated depreciation	(984,411)	(853,622)

Property and equipment, net	$1,053,359	$1,082,462

Depreciation expense was approximately $131,000 and $119,000 for the three months ended March 31, 2008 and 2007, respectively.

Fixed assets include $368,300 and $278,400 of equipment purchases that were financed under capital lease obligations as of March 31, 2008 and December 31 2007, respectively, of which $89,900 and $278,400 were purchased during the three months ended March 31, 2008 and 2007, respectively. The accumulated depreciation on these assets amounted to $166,800 and $142,400 as of March 31, 2008 and December 31, 2007, respectively.

NOTE 5 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	March 31, 2008	December 31, 2007
Goodwill	$22,863,827	$22,863,827

Amortizable Intangible Assets:
Customer relationships	$8,729,000	$8,729,000
Less accumulated amortization	(2,225,039)	(1,968,304)

Intangible assets, net	$6,503,961	$6,760,696

The Company, as of March 31, 2008, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company also evaluated the carrying amounts of its amortizable intangible assets in accordance with SFAS 144 to determine whether such carrying amounts exceed net realizable value. The Company does not believe that any material events or changes in its circumstances that occurred during the three months ended March 31, 2008, would indicate that the carrying amount of its goodwill or amortizable intangibles exceed their fair value.

During 2007, non-compete agreements were amortized over the underlying non-compete periods of between 3 to 5 years, until they were determined to be impaired in December 2007, at which time the Company wrote off the remaining unamortized value of the non-compete agreements.

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

Amortization expense with respect to the customer relationships amounted to approximately $258,000 for the three months ended March 31, 2008. Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $302,000 for the three months ended March 31, 2007. Amortization expense subsequent to March 31, 2008 is as follows:

Period from April 1, 2008 through December 31, 2008	$770,207
Years ending December 31:
2009	1,026,941
2010	1,026,941
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$6,503,961

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	March 31, 2008	December 31, 2007
Legal contingencies liability	$750,000	$885,000
Media costs	2,176,671	2,441,905
Debt restructuring fees	350,000	—
Interest	—	901,367
Other	348,048	295,753

Total accrued expenses	$3,624,719	$4,524,025

NOTE 7 – DEBENTURES

In February 2006, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures in the original principal amount of $34,950,000 with an original maturity date of October 31, 2009. The terms of the Debentures are pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). The Debentures were amended on November 10, 2006, to provide for a (i) reduction in the conversion price from $1.50 per share to $.50 per share and (ii) change the maturity date from October 31, 2009 to March 31, 2008, in exchange for a release of previous instances of non-compliance with certain financial covenants. The modification of the Debentures resulted in a constructive extinguishment of this instrument under its terms prior to the date of the modification. The STAC Debenture provided, among other things, for the Company to assume liability for the STAC Debentures on February 3, 2006, the date of the consolidation of STAC (the “Consolidation). Accordingly, the Company was obligated under the terms of the Securities Purchase Agreement, as amended, to repay $34,030,000 of the remaining principal balance due on the STAC Debentures on March 31, 2008.

On March 25, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provided, among other things, that the Holders exchange the Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”) with a then outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”). The Series B Preferred has a stated value equal to the principal value of the Debentures exchanged ($1,700 per share of Series B Preferred). Each share of Series B Preferred is convertible into 10,000 common shares. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event the Company is not successful in registering shares underlying potential conversions of the Series B Preferred into common shares of the Company. The exchange of Debentures into Series B Preferred is expected to occur in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) would occur promptly following the satisfaction of certain conditions, including shareholder approval to amend the Company’s certificate of incorporation to increase the authorized common shares of the Company to 500,000,000.

At the First Closing, the Holders exchanged $18,361,700 aggregate principal amount of the Debentures (on a pro rata basis) into 10,801 shares of Series B Preferred. The Series B Preferred issued at the First Closing is convertible into a number of shares of Common Stock such that the aggregate number of shares of Common Stock of the Company outstanding (on an as converted basis) after the First Closing equaled approximately 190,000,000 inclusive of (i) 108,000,000 shares of Common Stock issuable upon conversion of the Series B Preferred, (ii) approximately 57,000,000 shares of Common Stock then outstanding, and (iii) up to 25,000,000 shares of Common Stock that may be issued in connection with the Concurrent Offering (as defined below) prior to the Second Closing. Amended Debentures with an aggregate principal amount of $14,368,300 remain outstanding after the First Closing. The Amended Debentures are non-interest bearing.

At the Second Closing, the remaining Amended Debentures will be exchanged for 8,447 shares of Series B Preferred with a stated value of $14,368,300 convertible into approximately 84,529,412 shares of Common Stock of the Company; provided, however, that in the event the Company has not raised a minimum of $5 million (in the aggregate) of gross proceeds in connection with the Concurrent Offering, only $3,368,300 of the Amended Debentures will be exchanged for 1,978 shares of Series B Preferred. The remaining $11 million of Amended Debentures, as amended at the time of the Second Closing (the “Residual Notes”), will remain outstanding. The Residual Notes shall: (i) have a term of three (3) years; (ii) not bear interest; (iii) convert into Common Stock at a price of $0.17 per share; (iv) contain no financial covenants; (v) be a senior and secured obligation of the Company; (vi) have pari-passu anti-dilution protection to the Series B Preferred; and (vii) automatically convert into Series B Preferred when and if the Company raises $5 million in aggregate gross proceeds in connection with the Concurrent Offering (as defined below).

Pursuant to the Recapitalization Agreement, the Company is required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such equivalent terms as are called for by the Recapitalization Agreement, if Series B Preferred. The Concurrent Offering will terminate no later than the earlier to occur of (i) one year from the date of the Second Closing, or (ii) one year plus 150 days after the First Closing. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock done in connection with the Concurrent Offering shall be done at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance).

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

Interest expense is as follows:

	For the three months ended March 31,
	2008	2007
Discount amortization	$2,451,053	$2,721,935
Contractual interest	469,134	517,962

Debenture interest	$2,920,187	$3,239,897

Debt Restructuring Accounting

The Company accounted for the Recapitalization Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt by the fair value of the shares of Series B Preferred stock granted, determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt, and if so, record a gain on the excess of the carrying of the remaining debt over the future cash payments of the new debt. As a result of the application of SFAS No. 15, the Company recorded a gain of approximately $6.7 million, which is reflected in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2008.

SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments specified by the Recapitalization Agreement, and no interest expense shall be recognized for any period between March 26, 2008, the date of the First Closing under the Recapitalization Agreement, and the maturity date of March 31, 2011. At March 31, 2008, the future cash payments of the debentures were $14,368,300, and is reflected in the accompanying unaudited condensed consolidated balance sheet.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

During March 2008, June 2007, and April 2006, the Company entered into various capital leases with an aggregate present value of $89,900, $36,900 and $241,500, respectively. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 11% to 17%. Lease payments, including amounts representing interest, amounted to $39,043 for the three months ended March 31, 2008. The leases require monthly payments of approximately $14,200, including interest at discount rates ranging from 11% to 17% and are due at various times through April 2011.

Minimum lease payments due subsequent to March 31, 2008 are as follows:

Period from April 1, 2008 through December 31, 2008	$46,026
Year ending December 31, 2009	48,320
Year ending December 31, 2010	41,876
Year ending December 31, 2011	8,955

Total minimum lease payments	145,177
Less amounts representing interest	(20,616)

Present value of minimum lease payments	124,561
Less current portion	(47,462)

Long-term portion	$77,099

NOTE 9 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers.

During the three months ended March 31, 2008, one customer’s sales represented approximately 17.6% of the Company’s net revenue. Two customers represented approximately 30.1% and 19.1%, respectively of total accounts receivable at March 31, 2008.

During the three months ended March 31, 2007, one customer’s sales (Cosmetique, Inc.) represented approximately 27.2% of the Company’s net revenue. Two customers represented approximately 12.0% and 10.8%, respectively of total accounts receivable at March 31, 2007.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of the Company. There were no revenues from this customer during the three months ended March 31, 2008 and 2007, and there was no accounts receivable from this customer as of March 31, 2008. Accounts receivable from this customer amounted to $3,750 as of December 31, 2007.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the three months ended March 31, 2008 and 2007, the Company incurred $70,556 and $32,172, respectively, in fees and commissions. At March 31, 2008, $45,847 of such fees and commissions were included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, $23,674 of such fees and commissions were included in accounts payable and $20,792 of such fees and commissions were included in accrued expenses in the accompanying balance sheet.

The Company pays fees in connection with the Debenture refinancing to a company whose principal shareholder is a member of the Company’s Board of Directors. For the three months ended March 31, 2008, the Company incurred $34,474 in fees and expense reimbursements in connection with the Debenture refinancing. At March 31, 2008, $49,020 of such fees and expenses were included in accounts payable in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, there were no such fees and expenses that were unpaid. There were no fees incurred during the three months ended March 31, 2007.

NOTE 11 – INCOME TAXES

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

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its remaining net deferred tax assets at March 31, 2008 and December 31, 2007, after consideration of utilization of a portion of these deferred tax assets realized as a result of the gain from the troubled debt restructuring.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

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

Effective February 3, 2006, the Company entered into an employment agreement with Paul Soltoff, its Chief Executive Officer for an initial five-year term, which will be renewed for additional one-year terms thereafter, unless written notice of intent not to renew is provided by either party. The agreement provides for an annual base salary of no less than $400,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

On March 26, 2008, the Company entered into an Amended and Restated Employment Agreement with Paul Soltoff. The agreement provides for an initial term of five years, which may be renewed for successive one-year terms. Pursuant to the terms of the agreement, Mr. Soltoff shall receive base annual salary of no less than $400,000, as well as incentive and bonus compensation at the discretion of the Company’s Board of Directors.

Pursuant to the terms of the amended agreement, the Company may terminate Mr. Soltoff’s employment for good cause, as defined in the agreement. If Mr. Soltoff’s employment is terminated by reason of his death or disability or other than for good cause, or if Mr. Soltoff terminates his employment for good reason, as defined in the agreement, the Company will pay his base salary through the date of termination and will pay Mr. Soltoff severance in the amount of two times his then current base salary. The Company determined that the actuarial present value of the death benefit was approximately $18,700 at March 31, 2008, and has reflected this amount in the caption “accrued compensation” in the accompanying unaudited condensed consolidated balance sheet. In addition, the Company will pay Mr. Soltoff for all accrued but unused vacation time through the date of termination, and will reimburse him for all reasonable business expenses incurred prior to termination, but not reimbursed as of the termination date.

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

In addition, the Company has employment contracts with four of its executives for initial terms between three and five years, which will be renewed for additional one-year terms thereafter, unless written notice of intent not to renew is provided by the respective party. The agreements provide for annual aggregate base salaries totaling $781,000, as well as incentive compensation and bonuses as the Board of Directors may determine and to which they may become entitled to pursuant to an incentive compensation or bonus program

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Minimum annual lease payments due at March 31, 2008 are approximately as follows:

Period from April 1, 2008 through December 31, 2008	$342,200
Years ending December 31:
2009	426,900
2010	60,100

Total minimum lease payments	$829,200

Rent expense for the three months ended March 31, 2008 and 2007 was approximately $113,700 and $97,200, respectively, including $20,200 and $3,700, respectively, for a share of operating expenses. Rent expense is being recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

NOTE 13 – STOCKHOLDERS’ EQUITY

Authorized shares

On November 10, 2006, the Company’s stockholders approved an increase in the authorized shares of the Company’s Common Stock to 190,000,000 shares. On April 12, 2007, a registration statement covering 128,940,395 shares of the Company’s Common Stock, including shares underlying the Debentures, was declared effective by the Securities and Exchange Commission.

On March 26, 2008, in connection with the Recapitalization Agreement, the Board of Directors of the Company authorized 30,000 shares of Series B Preferred of the Company’s previously authorized preferred stock, with a par value of $0.001 per share. Each share of Series B Preferred has a face value of $1,700 (the “Stated Value”), and a perpetual term. Each share of Series B Preferred is convertible into 10,000 common shares. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event the Company is not successful in registering shares underlying potential conversions of the Series B Preferred into common shares of the Company.

Series B Preferred Stock

On March 26, 2008, Debenture holders exchanged $18,361,700 of Debenture principal for 10,801 shares of the Company’s Series B Preferred stock, pursuant to the First Closing.

On March 31, 2008, a holder of Series B Preferred Stock exercised conversion rights on 594 shares of Series B Preferred, and the Company issued 5,940,000 shares of its Common Stock.

Common Stock Purchase Warrants

The Company, upon its Consolidation with STAC, issued to the Debentures investors, seven year Warrants to purchase an aggregate of 10,081,607 shares of the Company’s Common Stock exercisable at $0.01 per share in amounts proportionate to the face amount of the Debentures. The Warrants are exercisable through October 30, 2012. The Warrants feature a cashless exercise provision, which provides (a) the holder with the right, any time after one year from their date of issuance through their date of termination (and only in the event that there is not an effective registration or prospectus covering the resale of the underlying stock), to exercise such Warrants using the cashless exercise feature and/or (b) for an automatic cashless exercise on the date of termination. The Company can consent to a cashless exercise of the Warrants at the request of the holder at anytime. A cashless exercise will result in a net share settlement of the Warrants based on a formula in which the net shares issuable is based upon the then fair value of the Company’s common stock. The Company evaluated the classification of these Warrants at the date of consolidation in accordance with EITF 00-19 and determined that they are equity instruments because (a) net share settlement is within the Company’s control and (b) the cashless exercise feature does not potentially result in the issuance of an indeterminate number of shares.

As described below, Debenture Holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At March 31, 2008, 3,230,730 warrants remained outstanding with respect to this financing transaction.

On September 27, 2006 the Company issued five year warrants to purchase an aggregate of 250,000 shares of the Company’s Common Stock exercisable at $0.60 per share with an aggregate fair value of $57,500. The Company estimated the fair value of the Warrants using the Black Scholes pricing model with the following assumptions: Fair Value of Common Stock $0.36, Risk Free Interest Rate 4.56%, Volatility 90%, Term 5 years. The warrants are exercisable from September 27, 2006 through September 26, 2011, either through a cash exercise or by use of a cashless exercise provision. The warrants were issued to a consultant for corporate financial advisory services. On March 26, 2008, as a result of the Recapitalization Agreement, the Company reduced the exercise price of the warrants from $0.60 to $0.20 per share. The change did not affect the fair value of the warrants.

At December 31, 2007, the Company had 8,697,487 outstanding Common Stock purchase warrants with a weighted average exercise price of $0.53 per share.

At March 31, 2008, the Company has 8,697,487 common stock purchase warrants outstanding with a weighted average exercise price of $0.52 per share. There were no changes in common stock purchase warrants during the three months ended March 31, 2008.

Common Stock

On March 26, 2008, the Company issued 10,036,670 shares of its Common Stock, in connection with the Concurrent Offering, for an aggregate price of $1,204,400 ($0.12 per share).

On March 31, 2008, a holder of Series B Preferred Stock exercised conversion rights on 594 shares of Series B Preferred, and the Company issued 5,940,000 shares of its Common Stock.

NOTE 14 – SHARE BASED PAYMENTS

The Company, since its inception has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors. Substantially all options granted to date have exercise prices equal to the fair value of underlying stock at the date of grant and terms of ten years. Vesting periods range from fully vested at the date of grant to three years.

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of March 31, 2008 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the Plan. Both incentive and nonqualified stock options may be granted under the Plan. The Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of March 31, 2008, an aggregate of 2,893,498 shares and options have been granted under the plan, leaving an aggregate of 406,502 shares available for future issuance. As of December 31, 2007, an aggregate of 3,008,500 shares and options have been granted under the plan.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of March 31, 2008, an aggregate of 1,150,000 options have been granted under the plan, leaving an aggregate of 850,000 shares available for future issuance. As of December 31, 2007, an aggregate of 1,200,000 shares and options have been granted under the plan.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Incentive Plan. Under the 2006 Incentive Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Incentive Plan is currently administered by the Compensation Committee of the Board of Directors. As of March 31, 2008, an aggregate of 2,537,998 shares and options have been granted under the plan, leaving an aggregate of 162,002 shares available for future issuance. As of December 31, 2007, an aggregate of 2,566,000 shares and options have been granted under the plan.

2007 Incentive Stock Plans

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). An aggregate of 3,000,000 shares of Common Stock have been reserved for issuance under each of the 2007 Plans. Under the 2007 Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plans are currently administered by the Compensation Committee of the Board of Directors. The Company has not made any grants under such plans. On April 28, 208, the Board of Directors approved an increase in the number of shares of Common Stock reserved for issuance under each of the 2007 Plans to 5,000,000 shares. These amendments to the 2007 Plans are subject to stockholder approval.

There were no share based payments made during the three months ended March 31, 2008.

A summary of the status of the Company’s outstanding stock options as of March 31, 2008 and changes during the three months ended March 31, 2008 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2008	6,774,500	$1.13
Granted	—	—
Exercised	—	—
Forfeited or Expired	(193,004)	$0.75

Outstanding at March 31, 2008	6,581,496	$1.14	7.85

Options exercisable at March 31, 2008	3,013,947	$1.67	7.07

At March 31, 2008, there was no intrinsic value of options outstanding based on the March 31, 2008 closing price of the Company common stock ($0.07 per share).

NOTE 15 – SUBSEQUENT EVENTS

Issuance of Securities

On April 1, 2008, a holder of Series B Preferred Stock exercised conversion rights on 173 shares of Series B Preferred, and the Company issued 1,730,000 shares of its Common Stock.

On April 3, 2008, holders of Series B Preferred Stock exercised conversion rights on 60.8236 shares of Series B Preferred, and the Company issued 608,236 shares of its Common Stock.

On April 8, 2008, a holder of Series B Preferred Stock exercised conversion rights on 485 shares of Series B Preferred, and the Company issued 4,850,000 shares of its Common Stock.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 contains ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended. Generally, the words ‘‘believes’’, ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006 the SendTec direct response marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”), has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and on July 10, 2006 our stockholders approved the name change. Our results of operations for the three months ended March 31, 2008 consist of STAC and the Company.

Results of Operations

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Revenues were approximately $5.6 million for the three months ended March 31, 2008, as compared to revenues of $9.2 million for the three months ended March 31, 2007, a decrease of $3.6 million or 39.0%. A summary of the components of our revenue are as follows:

	For the three months ended March 31,		Increase (Decrease)
	2008	2007	Amount	%	% of total revenue
Internet advertising	$2,789,080	$6,194,244	$(3,405,164)	(55.0)%	(37.0)%
Online search	1,583,299	1,191,148	392,151	32.9%	4.3%
Direct response media	527,949	598,709	(70,760)	(11.8)%	(0.8)%
Advertising programs	702,728	1,056,044	(353,316)	(33.5)%	(3.8)%
Other	—	151,929	(151,929)	(100.0)%	(1.7)%

Revenues	$5,603,056	$9,192,074	$(3,589,018)	(39.0)%	(39.0)%

•

Our internet advertising revenues decreased because one of our largest clients in 2007 ended their advertising campaign in September 2007. Accordingly, this revenue did not recur in 2008. For the three months ended March 31, 2007 this revenue totaled $2.5 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 32.9% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues decreased from a reduction in media spending from existing clients.

•	Our advertising program revenues decreased due to fewer projects being completed during the three months ended March 31, 2008 as compared to the prior year period.

Costs of revenues were approximately $2.0 million for the three months ended March 31, 2008. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $1.9 million, and $0.1 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $4.6 million for the three months ended March 31, 2007. The cost of revenues of our internet advertising was $4.3 million, and $0.3 million was from our offline advertising programs.

Gross profit decreased approximately $1.0 million to $3.6 million for the three months ended March 31, 2008 from gross profit of $4.6 million for the comparable prior year period. Gross profit was approximately $3.6 million for the three months ended March 31, 2008, or 63.8% of revenues. The decrease in gross profit is due in part to the decrease in revenue and in part due to the change in the mix of components of our revenues. Gross profit from our internet advertising business was $0.8 million, or 29.1% of our internet advertising revenues for the three months ended March 31, 2008, while our gross profit from offline advertising programs was $0.7 million, or 92.6% of offline advertising program revenue. Gross profit from our other revenue sources was $1.6 million for online search, and $0.5 million for direct response media. Gross profit was approximately $4.6 million for the three months ended March 31, 2007, or 49.8% of revenues. Gross profit from our internet advertising business was $1.8 million, or 29.8% of our internet advertising revenues for the three months ended March 31, 2007, while our gross profit from offline advertising programs was $0.8 million, or 75.0% of offline advertising program revenue. Gross profit from our other revenue sources was $1.2 million for online search, $0.6 million for direct response media, and $0.2 million from other sources.

Salaries, wages and benefits expenses were approximately $2.8 million for the three months ended March 31, 2008, as compared to $3.0 million for the comparable prior year period, a decrease of $0.2 million, or 8.1%. The decrease is primarily due to the decrease in staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 49.2% of revenues for the three months ended March 31, 2008 from 32.6% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.4 million to $0.2 million for the three months ended March 31, 2008 as compared to $0.6 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to litigation costs.

Other, general and administrative expenses decreased approximately $0.3 million to $1.2 million for the three months ended March 31, 2008, as compared to $1.5 million for the comparable prior year period. The decrease is primarily due to the decrease in loss contingencies related to the settlements of our lawsuits. Our other general and administrative expenses as a percentage of revenues were 21.6% for the three months ended March 31, 2008, as compared to 16.7% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the three months ended March 31,
	2008	2007
Depreciation and amortization	$387,524	$421,046
Travel	92,896	108,776
Marketing expenses	44,947	54,493
Rent	113,726	97,249
Internet bandwidth	83,768	133,416
Commissions	157,350	149,675
Bad debts expense	40,000	30,000
Other	291,011	537,363

Total other general and administrative expenses	$1,211,222	$1,532,018

Operating losses increased approximately $8,000 to an operating loss of $580,000 for the three months ended March 31, 2008, from $572,000 for the three months ended March 31, 2007. The increase in the operating loss is the result of the decrease in our gross profit of $1.0 million, the decrease in our salaries wages and benefits of $0.2 million, the decrease in our professional fees of $0.4 million, and the decrease in our other, general and administrative expenses of $0.3 million.

Other income (expense) increased $6.9 million to other income of $3.7 million for the three months ended March 31, 2008 from other expense of $3.2 million for the comparable prior year period. It is comprised of the following:

•

Gain from troubled debt restructuring – we recorded a gain of approximately $6.7 million on the recapitalization agreement for the restructure of our debentures during the three months ended March 31, 2008. The gain is non-cash in nature. We did not have any such transaction during the three months ended March 31, 2007.

•	Interest income – we earned approximately $20,000 in interest on bank deposits for the three months ended March 31, 2008, as compared to $36,000 for the three months ended March 31, 2007.

•

Interest expense – interest expense decreased $0.3 million to $2.9 million for the three months ended March 31, 2008 from $3.2 million for the comparable prior year period. The decrease is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in March 2008, and in part to conversions during 2007 of Debentures into our Common Stock. We incurred total interest expense on the debentures of approximately $2.9 million for the three months ended March 31, 2008. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.5 million to amortize the debt discount and deferred finance fees as well as $12,000 of imputed interest. We incurred total interest expense on the Debentures of approximately $3.2 million for the three months ended March 31, 2007. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.7 million to amortize the debt discount.

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of Common Stock held by our Debenture holders, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and exercised warrants that they hold into shares of our Common Stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of Common Stock issuable upon conversion of our Debentures as a result of the restructuring, effective November 10, 2006, was declared effective on April 12, 2007. In addition, shares issued pursuant to the Recapitalization Agreement on March 26, 2008 are subject to the registration rights agreement. During the three months ended March 31, 2008, management believes the probability of such penalty is minimal and has estimated the amount of the penalty for all stock issue to have increased by $42,000. The reduction in the registration rights penalty for the three months ended March 31, 2007 has been presented as a cumulative effect of a change in accounting principle in the accompanying unaudited condensed consolidated statement of operations.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended March 31, 2008 and 2007, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported net income of approximately $3.1 million for the three months ended March 31, 2008, compared to a loss from operations of approximately $3.8 million for the three months ended March 31, 2007. Included in the net income for the three months ended March 31, 2008 is a non-cash gain of $6.7 million and non-cash expenses totaling $3.1 million. Included in the net loss for the three months ended March 31, 2007 are non-cash expenses totaling $3.4 million.

Effective January 1, 2006, we adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” The adoption of this pronouncement did not have a material effect on our financial statements. As a result of the adoption, we recorded a reduction in the registration rights penalty of $88,500, which is presented as a cumulative effect of change in accounting principle in the accompanying unaudited condensed consolidated statement of operations for the three months ended March 31, 2007.

We reported net income of approximately $3.1 million for the three months ended March 31, 2008, compared to a net loss of $3.7 million for the three months ended March 31, 2007. Included in the net income for the three months ended March 31, 2008 is a non-cash gain of $6.7 million and non-cash expenses totaling $3.2 million. Included in the net loss for the three months ended March 31, 2007 are non-cash expenses totaling $3.4 million, and a cumulative effect of change in accounting principle of $88,500.

Liquidity and Capital Resources

We generated approximately a $3.1 million income from operations for the three months ended March 31, 2008, which includes an aggregate of approximately $6.7 million of a non-cash gain and $3.1 million in non-cash charges relating to non-cash interest of $2.5 million, depreciation and amortization of $0.4 million, stock based compensation of $0.1 million, a provision for doubtful accounts of $40 thousand, and a registration rights penalty of $42 thousand.

On March 26, 2008, the Company and our Debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provides for, among other things, the conversion of certain Debenture principal into our Preferred Shares, and extends the due date of the remaining Debenture principal for up to three years.

Pursuant to the Recapitalization Agreement, we and the Holders agreed to exchange the Debentures with a current outstanding principal amount of $32,730,000 into a combination of shares of our newly created Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”). Our Series B Preferred has a stated value equal to the principal value of the Debentures exchanged ($1,700 per share of Series B Preferred). Each share of Series B Preferred is convertible into 10,000 common shares at $0.17 per common share. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event we are not successful in registering shares underlying potential conversions of the Series B Preferred into our common shares. The exchange of Debentures into Series B Preferred is expected to occur in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) would occur promptly following the satisfaction of certain conditions, including shareholder approval to amend our certificate of incorporation to increase the authorized number of our common shares to 500,000,000.

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

Pursuant to the Recapitalization Agreement, we are required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such terms as are called for by the Recapitalization Agreement, if Series B Preferred. The Concurrent Offering will terminate no later than the earlier to occur of one year from (i) the date of the Second Closing, or (ii) 150 days after the First Closing. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock done in connection with the Concurrent Offering shall be done at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance).

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

We integrated our newly acquired business, STAC, into our existing operations and believe that our current capital resources and resources available from STAC will enable us to sustain operations through March 31, 2009. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time and we cannot provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary. We are restricted from incurring additional indebtedness, other than certain permitted indebtedness, as long as our Debentures remain outstanding.

In July 2006 and April 2007, we successfully completed registrations for resale of certain shares of Common Stock, as required pursuant to our agreements with our Debenture holders and holders of our Series A Preferred Stock. We are required to maintain the effectiveness of these registration statements until such time that all of the registered shares have been sold by the selling stockholders. We are required to successfully complete registration of our Common Stock issued or issuable to our Debenture holders in connection with the Recapitalization Agreement and we are also required to maintain the effectiveness of the registration statement covering those shares through March 2011.

Net cash flows used in operating activities for the three months ended March 31, 2008 were $2.1 million as compared to net cash used in operating activities of $0.7 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, our net income from operations of approximately $3.1 million, adjusted for a non-cash gain of $6.7 million and non-cash charges totaling $3.1 million, used $0.5 million in cash. Changes in assets and liabilities used $1.6 million in cash. For the three months ended March 31, 2007, our net loss from continuing operations of approximately $3.8 million, adjusted for non-cash items totaling $3.4 million, used $0.4 million in cash. Changes in assets and liabilities used $0.3 million in cash.

Net cash flows used in investing activities for the three months ended March 31, 2008 were $12,000 as compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2007. For the three months ended March 31, 2008 we used cash to purchase $12,000 of property and equipment. For the three months ended March 31, 2007 we cash to purchase property and equipment of $0.1 million.

Net cash flows provided by financing activities for the three months ended March 31, 2008 were $1.2 million as compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, we received proceeds from the sale of our common stock of $1.2 million, and we made principal payments on capital lease obligations of $37,000. For the three months ended March 31, 2007, we repurchased and retired common stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $29,000.

We reported a net decrease in cash for the three months ended March 31, 2008 of $0.9 million as compared to a net decrease in cash of $1.0 million for the three months ended March 31, 2007. At March 31, 2008 we had cash on hand of $3.5 million.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three months ended March 31, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, troubled debt restructuring, income taxes, and loss contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.

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

Online search: Revenue derived from search engine marketing services, such as search engine keyword buying, is recognized on a net basis in the period when the associated keyword search media is clicked on by a consumer. We typically earn a media commission equal to a percentage of the keyword search media purchased for our clients. In many cases, the amount we bill to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the search engine keyword media. Amounts received in advance of search engine keyword media purchases are deferred and included in deferred revenue in the accompanying balance sheet. We report these revenues on a net basis since amounts earned are based on a fixed percentage of the selling price.

Direct response media: Revenue derived from the purchase and tracking of direct response media, such as television and radio commercials, is recognized on a net basis when the associated media is aired. In many cases, the amount we bill to clients significantly exceeds the amount of revenue that is earned due to the existence of various pass-through charges such as the cost of the television and radio media. Amounts received in advance of media airings are deferred and included in deferred revenue in the accompanying balance sheet. We report these revenues on a net basis since amounts earned are based on a fixed percentage of the selling price.

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

Intangible assets consist of customer relationships, and deferred finance fees. Deferred finance fees are amortized over the lives of the underlying Debentures using the interest method. We review the carrying value of intangibles and other long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. With respect to the valuation of our goodwill, we considered a variety of factors including our market capitalization adjusted for a control premium and a discounted cash flow forecast to determine the enterprise value of our business using the income approach. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The primary objective of our investing activities is to preserve capital while at the same time maximizing yields without significantly increasing risk. Our interest income is sensitive to changes in the general level of U.S. interest rates. We invest our excess cash in U.S. government insured overnight securities in order to protect and preserve our invested funds. We have not used derivative financial instruments. Investing in U.S. government securities may produce less income than investing in other marketable securities, but minimize our risk to market value fluctuations.

ITEM 4.	CONTROLS AND PROCEDURES

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

We carry out a variety of on-going procedures, under the supervision and with the participation of management, including our principal executive officer and principal accounting officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal accounting officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

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

Management has identified a comprehensive list of risks and has specifically focused on risks related to financial reporting and disclosure. Management also reviewed the existence and effectiveness of controls at the entity and transaction level. Based on their evaluation and assessment, management believes that the Company’s system of ICOFR is effective as of March 31, 2008.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable us. In the opinion of our management, based upon advice of counsel and consideration of all facts available at this time, the ultimate disposition of these matters are not expected to have a material adverse effect on our financial position, results of operations or liquidity.

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

On or about April 28, 2006, LeadClick Media, Inc. (“LeadClick”) commenced an action against us in the Superior Court for the State of California, County of San Francisco, alleging breach of contract seeking to recover $379,146, plus interest. During August 2007, we reached an agreement settling this matter for $260,000 to be paid to LeadClick Media in three installments, and executed a mutual release with LeadClick. During the year ended December 31, 2007, we paid $200,000 with respect to this settlement, and paid the remaining $60,000 in January 2008. The case has been dismissed with prejudice.

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

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against us seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007, the arbitrator awarded Wedbush $694,197, which we recorded during the year ended December 31, 2007. In December 2007, we filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied. In April 2008 we filed an appeal of the final arbitrator’s award.

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

In December 2007, we filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. We are seeking recovery of at least $282,000 of damages, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to prosecute them vigorously. The amounts have been reflected as accounts receivable in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2008.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from the information provided in our “Risk Factors” included in Item 6, “Management’s Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 26, 2008, Debenture holders exchanged $18,361,700 of Debenture principal for 10,801 shares of the Company’s Series B Preferred stock, pursuant to the First Closing. These shares were issued to existing holders of the Company's securities pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

On March 26, 2008, the Company issued 10,036,670 shares of its Common Stock, in connection with the Concurrent Offering, for an aggregate price of $1,204,400 ($0.12 per share). These shares were issued to existing holders of the Company's securities pursuant to an exemption from registration under Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

A. Exhibits

3.1	Amended and Restated Certificate of Incorporation of RelationServe, Inc. dated August 29, 2005 (incorporated herein by referenced to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

3.2	Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

3.3	Amendment to Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SendTec, dated November 15, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2, filed with the Commission on December 22, 2006).

3.5	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s current Report on Form 8-K filed with the Commission on March 28, 2008).

10.1	Form of Recapitalization Agreement, dated as of March 25, 2008, by and among the Company, STAC and the Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K filed with the Commission on March 28, 2008).

10.2	Form of Amended and Restated Senior Secured convertible Debenture (incorporated herein by reference to Exhibit 10.2 to the Company’s current Report on Form 8-K filed with the Commission on March 28, 2008).

10.3	Form of Amendment to STAC Security Agreement, dated as of March 26, 2008, by and between STAC and the Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s current Report on Form 8-K filed with the Commission on March 28, 2008).

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SendTec, Inc.

May 15, 2008	By:	/s/ Paul Soltoff
Paul Soltoff Chief Executive Officer (Principal Executive Officer)

May 15, 2008	By:	/s/ Donald Gould
Donald Gould (Principal Financial Officer)