Form 10KSB/A
period 2007-12-31
SENDTEC, INC.
filed 2008-06-20
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB/A

Amendment No. 1

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

Explanatory Note

SendTec, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-KSB/A (“Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed April 9, 2008.

During June 2008, the Company completed an evaluation of its net operating loss carry forwards and the effect of the “change in ownership” limitations imposed by the provisions of Section 382 of the Internal Revenue Code and similar state provisions. As a result, this Amendment No. 1 amends information in Note 12 to the Notes to Consolidated Financial Statements regarding the amount of deferred tax assets, the valuation allowance of the deferred tax assets, and the net operating loss carry forwards that existed at December 31, 2007. This Form 10-KSB/A contains no changes to the Consolidated Balance Sheets, Statements of Operations, Changes in Stockholders’ Equity or Cash Flows as previously reported. This Form 10-KSB/A includes changes in Note 12 to the Notes to Consolidated Financial Statements, as follows:

Paragraph 4 of Note 12- The deferred tax asset table has been changed as follows:

The Company has the following net deferred tax assets at December 31, 2007:

	Amended	Originally Reported
Deferred tax assets
Net operating loss carry forward	$8,666,000	$9,435,000
Stock based compensation	1,104,000	1,104,000
Deferred finance fees	360,000	360,000
Accrued expenses	333,000	333,000
Goodwill amortization/impairment	2,780,000	2,780,000
Other	151,000	151,000
Valuation allowance	(13,394,000)	(14,163,000)

Net deferred tax assets	$—	$—

Paragraph 5 of Note 12 – The amount of the valuation allowance in the second sentence has been changed to $13,394,000 from $14,163,000, as originally reported, and the phrase “of which $875,000 relates to a reserve established for net operating losses generated by entities in which the business operations were discontinued during the year ended December 31, 2006,” has been deleted.

Paragraph 6 of Note 12 – The amount of the net operating loss carry forwards as of December 31, 2007 in the first sentence has been changed to $22,806,000 from $24,828,000, as originally reported.

Paragraph 6 of Note 12 – This paragraph has been updated as follows:

Amended

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $22,806,000 for tax purposes that will expire between the years 2025 and 2027. The net operating losses that the Company has generated to date are subject to limitations due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. Furthermore, the Company believes there will be a further limitation as a result of the recapitalization agreement (see Note 18). Such limitations are not expected to have a significant impact on the Company’s future operating results as any limitation to the net operating loss carryforward resulting in a decrease in the deferred tax asset will have a corresponding decrease in the valuation allowance.

Originally reported

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

In addition, Item 13, the Exhibit Index, includes the certifications required pursuant to Rules 13a-14(a)/15d-14(a) of the Exchange Act, which have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2 respectively.

This Amendment does not update any other disclosures to reflect developments since the original date of filing. Unaffected items have not been repeated in this Amendment, and no other changes have been made.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 20, 2008

SENDTEC, INC.

By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Donald Gould, Jr.	Date: June 20, 2008
Donald Gould, Jr.
Chief Financial Officer (Principal Accounting Officer)

By:	/s/ Vincent Addonisio	Date: June 20, 2008
Vincent Addonisio
Director

By:	/s/ Anthony Abate	Date: June 20, 2008
Anthony Abate
Director

By:		Date: June 20, 2008
Stephen Marotta
Director

By:		Date: June 20, 2008
Paul S. Dzera
Director

40

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

Since the date of completion of our audit of the accompanying financial statements and initial issuance of our report thereon dated April 8, 2008, the Company, as discussed in Note 12, has completed its evaluation of the limitation of any net operating loss carry forwards that the Company has generated and has revised the information disclosed in Note 12 regarding the amount of deferred tax assets, the valuation allowance of the deferred tax assets, and the net operating loss carry forwards that existed at December 31, 2007. No changes to the accompanying consolidated balance sheet, statements of operations, stockholders’ equity or cash flows were made as a result of this evaluation.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SendTec, Inc. and Subsidiaries, as of December 31, 2007, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Gregory, Sharer & Stuart, P.A.

St. Petersburg, Florida

April 8, 2008, except for the fourth, fifth and sixth

paragraphs of Note 12, as to which the date

is June 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Stockholders

of SendTec, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity and cash flows of SendTec, Inc. and Subsidiaries (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The Company has the following net deferred tax assets at December 31, 2007:

2007
Deferred tax assets
Net operating loss carryforward	$8,666,000
Stock based compensation	1,104,000
Deferred finance fees	360,000
Accrued expenses	333,000
Goodwill amortization/impairment	2,780,000
Other	151,000
Valuation allowance	(13,394,000)

Net deferred tax assets	$—

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its net deferred tax assets at December 31, 2007 since it is more likely than not that the future tax benefits of these deferred tax assets will not be realized in future periods. The valuation allowance amounted to approximately $13,394,000 as of December 31, 2007.

As of December 31, 2007, the Company had net operating loss carry forwards of approximately $22,806,000 for tax purposes that will expire between the years 2025 and 2027. The net operating losses that the Company has generated to date are subject to limitations due to the “change in ownership” provisions under Section 382 of the Internal Revenue Code and similar state provisions. Furthermore, the Company believes there will be a further limitation as a result of the recapitalization agreement (see Note 18). Such limitations are not expected to impact the Company’s future operating results as any limitation to the net operating loss carryforward resulting in a decrease in the deferred tax asset will have a corresponding decrease in the valuation allowance.

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