Form 10-Q
period 2008-06-30
SENDTEC, INC.
filed 2008-08-14
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the issuer’s classes of common stock as of August 12, 2008, was:

Class	Outstanding shares
Common stock, par value $0.001 per share	78,358,449

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED JUNE 30, 2008

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$2,846,783	$4,408,969
Accounts receivable, less allowance for doubtful accounts of approximately $369,000 and $326,000, respectively	8,738,835	10,319,977
Prepaid expenses	365,984	219,704

Total current assets	11,951,602	14,948,650
Property and equipment, net	906,636	1,082,462
Intangible assets, net	6,247,225	6,760,696
Goodwill	22,863,827	22,863,827
Deferred financing and restructuring fees	—	306,969
Other assets	20,329	20,329

Total assets	$41,989,619	$45,982,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,450,250	$8,723,727
Accrued expenses	1,699,449	4,524,025
Accrued compensation	252,399	321,031
Current portion of capital lease obligations	37,754	55,409
Deferred revenue	1,435,758	2,087,087

Total current liabilities	11,875,610	15,711,279
Debentures payable, net of debt discount of $0 and $2,595,232, respectively	14,368,300	30,134,768
Capital lease obligations, net of current portion	66,520	16,404
Deferred rent	82,621	101,934

Total liabilities	26,393,051	45,964,385
Commitments and contingencies
Stockholders’ equity
Preferred stock – $.001 par value; 10,000,000 shares authorized
Series B preferred convertible – 30,000 shares designated; 9,429 shares issued and outstanding at June 30, 2008	9	—
Common stock – $.001 par value; 500,000,000 shares authorized; 76,854,331 and 53,101,189 shares issued and outstanding, respectively	76,854	53,101
Additional paid in capital	95,634,638	82,918,691
Accumulated deficit	(80,114,933)	(82,953,244)

Total stockholders’ equity	15,596,568	18,548

Total liabilities and stockholders’ equity	$41,989,619	$45,982,933

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$5,659,382	$7,938,021	$11,262,438	$17,130,095
Cost of revenues	2,165,698	4,408,762	4,195,677	9,020,759

Gross profit	3,493,684	3,529,259	7,066,761	8,109,336

Operating expenses
Salaries, wages and benefits	2,542,387	2,833,432	5,301,056	5,834,029
Professional fees	104,835	124,568	287,816	743,731
Restructuring charges	—	491,237	—	491,237
Other general and administrative	1,139,785	1,596,790	2,351,006	3,128,807

Total operating expenses	3,787,007	5,046,027	7,939,878	10,197,804

Loss from operations	(293,323)	(1,516,768)	(873,117)	(2,088,468)
Other income (expense)
Gain from troubled debt restructuring	—	—	6,661,990	—
Registration rights penalty	15,200	—	(26,800)	—
Interest income	9,674	44,462	29,564	80,422
Interest expense	(28,119)	(3,849,328)	(2,953,326)	(7,097,082)

Total other income (expense)	(3,245)	(3,804,866)	3,711,428	(7,016,660)

Net income (loss) before cumulative effect of change in accounting principle	(296,568)	(5,321,634)	2,838,311	(9,105,128)
Cumulative effect of change in accounting principle	—	—	—	88,500

Net income (loss)	$(296,568)	$(5,321,634)	$2,838,311	$(9,016,628)

Net income (loss) per common share, basic and diluted:
-Before cumulative effect of change in accounting principle	$—	$(0.10)	$0.04	$(0.17)
-Cumulative effect of change in accounting principle	$—	$—	$—	$—

-Total	$—	$(0.10)	$0.04	$(0.17)

Weighted average number of common shares outstanding – basic and diluted	79,218,848	54,182,533	68,115,863	53,017,670

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Amount
Balance – January 1, 2008	—	$—	53,101,189	$53,101	$82,918,691	$(82,953,244)	$18,548
Common stock issued in concurrent offering, net of costs of $38,205	—	—	10,036,670	10,037	1,156,158	—	1,166,195
Series B Preferred stock issued in troubled debt restructuring, net of costs of $582,465	10,801	11	—	—	11,298,624	—	11,298,635
Conversions of Series B Preferred stock into Common stock	(1,372)	(2)	13,716,472	13,716	(13,714)	—	—
Amortization of stock based compensation	—	—	—	—	274,879	—	274,879
Net income	—	—	—	—	—	2,838,311	2,838,311

Balance – June 30, 2008	9,429	$9	76,854,331	$76,854	$95,634,638	$(80,114,933)	$15,596,568

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before cumulative effect of change in accounting principle	$2,838,311	$(9,105,128)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain from troubled debt restructuring	(6,661,990)	—
Depreciation and amortization	790,982	839,643
Stock-based compensation	274,879	369,830
Non-cash interest	2,451,053	6,059,547
Non-cash restructuring charge	—	51,818
Provision for bad debt	80,000	133,520
Registration rights penalty	26,800	—
Changes in assets and liabilities:
Accounts receivable	1,501,142	783,936
Prepaid expenses and other assets	(146,280)	(149,112)
Deferred financing and restructuring fees	(306,969)	—
Accounts payable	(273,477)	(1,092,333)
Accrued expenses	(2,532,539)	943,167
Accrued compensation	(68,632)	22,859
Deferred rent	(19,313)	(13,777)
Deferred revenue	(651,329)	1,255,056

Total adjustments	(5,535,673)	9,204,154

Net cash (used in) provided by operating activities	(2,697,362)	99,026

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,803)	(138,908)

Net cash used in investing activities	(11,803)	(138,908)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	1,204,400	—
Repurchase and retirement of commons stock subject to redemption	—	(99,667)
Principal payments on capital lease obligations	(57,421)	(60,666)

Net cash provided by (used in) financing activities	1,146,979	(160,333)

Net decrease in cash	(1,562,186)	(200,215)
Cash – beginning of period	4,408,969	6,118,788

Cash – end of period	$2,846,783	$5,918,573

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$620,508	$758,683
Income taxes	$3,210	$11,675
Non-cash investing and financing activities
Issuance of Series B preferred stock in exchange of debenture principal in connection with debt restructuring	$11,881,100	$—
Issuance of common stock in connection with partial payments of interest	$—	$341,497
Conversion of Debentures Principal into common stock	$—	$1,850,000
New capital lease obligation	$89,883	$36,925

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007, and notes thereto of SendTec, Inc., (the “Company” or “SendTec”) included in the Annual Report on Form 10-KSB and Form 10-KSB/A (Amendment no. 1) for the fiscal year ended December 31, 2007. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

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

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION, GOING CONCERN AND LEGAL MATTERS

The Company reported net income of approximately $2,838,000 for the six months ended June 30, 2008, including a non-cash gain from troubled debt restructuring of $6,662,000. Therefore, the Company incurred a net loss before non-cash gains of $3,824,000 which includes an aggregate of approximately $3,624,000 in non-cash charges which principally includes:

Non-cash interest	$2,451,000
Depreciation and amortization	791,000
Stock based compensation	275,000
Provision for bad debts	80,000
Registration rights penalty	27,000

Total non-cash charges	$3,624,000

On March 26, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provided, among other things, that the Holders exchange the Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”) with a then outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”), and extended the due date of the Debentures for up to three years (see Note 7). This transaction has been accounted for as a troubled debt restructuring pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), resulting in a non-cash gain of approximately $6,662,000. As a result of the new agreement, the Debentures have been reflected as a long term liability in the accompanying unaudited condensed consolidated balance sheet.

The Company believes that its current capital resources combined with revenues it expects to generate during the next twelve months will enable it to fund its operating activities through June 30, 2009. The Company may seek to raise additional capital to fund the growth of its business and believes it has access to capital resources; however, the Company has not secured any commitments for new financing at this time and cannot provide any assurance that it will be successful in its efforts to raise additional capital if considered necessary. The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of the Amended Debentures.

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

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, the Company believes the purchaser (Come & Stay, S.A.) is required to assume certain liabilities with respect to this matter, however, the purchaser has contested this fact. As a result, the Company commenced an arbitration proceeding before the International Chamber of Commerce seeking to have the purchaser assume liability for amounts that were paid by the Company to Leadclick, as mentioned in the preceding paragraph. During June 2008, the Company settled this action and received $110,000 which is included in other general and administrative expenses in the accompanying unaudited condensed statement of operations for the three and six months ended June 30, 2008.

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

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007 the arbitrator awarded Wedbush $694,197, which the Company recorded during the year ended December 31, 2007. In December 2007, the Company filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied. In April 2008 the Company filed an appeal of the final arbitrator’s award. On June 4, 2008, the Company and Wedbush entered into an agreement of forbearance in the amount of $724,381, including interest of $24,381. During the three months ended June 30, 2008 the Company paid $562,036, and paid the remaining $162,345 during August 2008.

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

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P. (“Sunrise”), demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as the amendment to the Company’s Debentures. On July 31, 2008, Sunrise commenced an action in the US District Court Southern District of New York, which was received by the Company on August 12, 2008. The action alleges, among other things, breach of contract and violation of security laws and seeks compensatory damages, reasonable costs and expenses including attorney’s fees, and punitive damages. The Company believes these claims to be substantially without merit and intends to vigorously defend itself with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 14, 2007, the Company filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc. The Company is seeking recovery of at least $2.4 million, as of December 31, 2007. This amount includes invoiced advertising services, as well as other commissions estimated at approximately $0.2 million, as of December 31, 2007. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to pursue them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheet as of December 31, 2007. In March 2008, Cosmetique filed a counterclaim alleging, among other things, breach of contract, negligent misrepresentation, fraud in the inducement, and violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. In making these claims Cosmetique alleges that Sendtec made false statements, either intentionally or negligently, in the negotiation and/or performance of the parties’ contracts and that Sendtec failed to comply with the terms of those contracts. Sendtec strenuously denies these allegations and intends to vigorously defend these counter-claims.

Cosmetique’s failure to pay its obligations to the Company has caused the Company to delay certain payments for costs the Company incurred in connection with its work for Cosmetique. On May 5, 2008, Web Clients, Inc. d/b/a/ Webclients.net (a subsidiary of ValueClick, Inc.), a vendor of the Company, filed a complaint against the Company in the Superior court of the State of California seeking $592,033.75 for alleged breach of contract. The complaint was received by the Company on June 16, 2008 and seeks payment of certain costs incurred by the Company in connection with our work for Cosmetique. On July 22, 2008 the Company settled this matter with Web Clients, Inc. for six monthly payments of $20,000 beginning in July 2008, which is included in accounts payable in the accompanying unaudited condensed consolidated balance sheet at June 30, 2008. The Company is not aware of any other vendor lawsuits that have been filed.

In December 2007, the Company filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. The Company is seeking recovery of at least $282,000, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to pursue them vigorously. The amounts have been reflected as accounts receivable in the accompanying condensed consolidated balance sheets as of June 30, 2008 (unaudited) and December 31, 2007.

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

Revenues by revenue stream are as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Internet advertising	$3,104,969	$5,221,532	$5,894,047	$11,415,776
Online search	1,263,118	1,011,082	2,846,417	2,202,230
Direct response media	502,844	632,142	1,030,794	1,230,851
Advertising programs	788,451	1,102,165	1,491,180	2,158,209
Other	—	(28,900)	—	123,029

	$5,659,382	$7,938,021	$11,262,438	$17,130,095

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

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At June 30, 2008 and December 31, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of approximately $369,000 and $326,000, respectively.

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

Effective January 1, 2007, the Company adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” FSP EITF 00-19-2 addresses an issuer’s accounting for registration payment arrangements. This pronouncement specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument, should be separately recognized and accounted for as a contingency in accordance with SFAS 5 “Accounting for Contingencies.” As a result of the adoption of this pronouncement on January 1, 2007, the Company reduced the carrying amount of its liability for estimated penalties by approximately $89,000. The reduction in the carrying amount of the registration rights liability upon the adoption of FSP EITF 00-19-2 is presented as a cumulative effect of a change in accounting principle in the accompanying statement of operations for the six months ended June 30, 2007.

The Company is currently obligated under a registration rights agreement requiring it to maintain the effectiveness of a registration statement covering the resale of shares underlying previous placements of preferred stock and convertible debt with warrants until all shares have been sold by the selling stockholders in these registrations.

Additionally, on March 26, 2008, under the terms of the Recapitalization Agreement, the Company issued shares of its Series B Preferred Stock convertible to shares of common stock that are also subject to a registration rights agreement. The Company is required to file a registration statement within 90 days from March 26, 2008 (which has been completed) and have it declared effective within 150 days from March 26, 2008 (or August 23, 2008). The amount of Debenture principal subject to this registration rights agreement is currently approximately $21.6 million. The penalty for not having the registration statement declared effective by August 23, 2008 would be determined on a pro rata basis as follows: (i) 1.5% of the debenture principal subject to the registration rights agreement, with respect to which there is not an effective registration statement in place, for the first thirty day period that the registration statement has not been declared effective; and (ii) 1% per month of such amount for each subsequent month that the registration statement is not declared effective. The maximum penalty that may be incurred will not exceed 18% of such amount or approximately $3.9 million.

At June 30, 2008, the Company has recorded a registration rights penalty liability of $42,000 which is included in accrued expense in the accompanying unaudited condensed consolidated balance sheet.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at June 30, 2008 and 2007, include the following:

	2008	2007
Options	5,997,164	6,598,000
Warrants	7,360,730	8,697,487
Convertible Series B Preferred stock	94,293,528	—
Convertible Debentures	84,519,412	65,460,000

Total Common Stock equivalents	192,170,834	80,755,487

The Company included 3,230,730 Common Stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the three and six months ended June 30, 2008 and 2007, because the warrants are exercisable for nominal consideration.

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

The Company has not recognized any income tax expense (benefit) in the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods after consideration of utilization of a portion of the deferred tax assets realized as a result of the gain from troubled debt restructuring.

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were approximately $78,000 and $213,000 for the three months ended June 30, 2008 and 2007, respectively, and $123,000 and $266,000 for the six months ended June 30, 2008 and 2007, respectively, and are included in other general and administrative expenses in the unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At June 30, 2008 and December 31, 2007, the Company had approximately $2,847,000 and $4,409,000, respectively, in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through June 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the first fiscal year beginning after November 2007. The adoption of SFAS 157 did not impact the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). This statement amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009. There are no impacts to the Company’s current financial statements. The potential impacts of the adoption of SFAS 141(R) will be evaluated in the instance of future acquisitions.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not expect this standard to have a significant impact on our financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets”, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently assessing the impact of FSP 142-3, if any, on its financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have an impact on the Company’s financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is in the process of determining the impact FSP APB 14-1 will have on its financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (EPS) under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, “Earnings per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. The Company is in the process of determining the impact FSP EITF 03-6-1 will have on its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2008	December 31, 2007
Equipment	$1,071,263	$969,578
Furniture and fixtures	255,838	255,838
Leasehold improvements	31,394	31,394
Software	679,275	679,274

Property and equipment	2,037,770	1,936,084
Less accumulated depreciation	(1,131,134)	(853,622)

Property and equipment, net	$906,636	$1,082,462

Depreciation expense was approximately $147,000 and $122,000 for the three months ended June 30, 2008 and 2007, respectively, and approximately $278,000 and $241,000 for the six months ended June 30, 2008 and 2007, respectively.

Fixed assets include $368,300 and $278,400 of equipment purchases that were financed under capital lease obligations as of June 30, 2008 and December 31 2007, respectively, of which $89,900 and $278,400 were purchased during 2008 and 2007, respectively. The accumulated depreciation on these assets amounted to $197,500 and $142,400 as of June 30, 2008 and December 31, 2007, respectively.

NOTE 5 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	June 30, 2008	December 31, 2007
Goodwill	$22,863,827	$22,863,827

Amortizable Intangible Assets:
Customer relationships	$8,729,000	$8,729,000
Less accumulated amortization	(2,481,775)	(1,968,304)

Intangible assets, net	$6,247,225	$6,760,696

The Company, as of June 30, 2008, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company also evaluated the carrying amounts of its amortizable intangible assets in accordance with SFAS 144 to determine whether such carrying amounts exceed net realizable value. The Company does not believe that any material events or changes in its circumstances that occurred during the six months ended June 30, 2008, would indicate that the carrying amount of its goodwill or amortizable intangibles exceed their fair value.

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

Amortization expense with respect to the customer relationships amounted to approximately $257,000 and $513,000 for the three and six months ended June 30, 2008, respectively. Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $302,000 and $598,900 for the three and six months ended June 30, 2007, respectively. Amortization expense subsequent to June 30, 2008 is as follows:

Period from July 1, 2008 through December 31, 2008	$513,471
Years ending December 31:
2009	1,026,941
2010	1,026,941
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$6,247,225

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	June 30, 2008	December 31, 2007
Legal contingencies liability	$212,346	$885,000
Media costs	738,241	2,441,905
Debt restructuring fees	350,000	—
Interest	—	901,367
Other	398,862	295,753

Total accrued expenses	$1,699,449	$4,524,025

NOTE 7 – DEBENTURES

In February 2006, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures (the “Debentures”) in the original principal amount of $34,950,000 with an original maturity date of October 31, 2009. The terms of the Debentures are pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”). The Debentures were amended on November 10, 2006, to provide for a (i) reduction in the conversion price from $1.50 per share to $.50 per share and (ii) change the maturity date from October 31, 2009 to March 31, 2008, in exchange for a release of previous instances of non-compliance with certain financial covenants. The modification of the Debentures resulted in a constructive extinguishment of this instrument under its terms prior to the date of the modification.

On March 26, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provided, among other things, that the Holders exchange the Debentures due March 31, 2008 (the “Debentures”) with a then outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”). The Series B Preferred has a stated value equal to the principal value of the Debentures exchanged ($1,700 per share of Series B Preferred). Each share of Series B Preferred is convertible into 10,000 common shares. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event the Company is not successful in registering shares underlying potential conversions of the Series B Preferred into common shares of the Company. The exchange of Debentures into Series B Preferred occurred in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) occurred on July 31, 2008 (see Note 15), which required the satisfaction of certain conditions, including shareholder approval to amend the Company’s certificate of incorporation to increase the authorized common shares of the Company to 500,000,000. The increase in the Company’s authorized shares was approved by the Company’s shareholders on June 11, 2008.

At the First Closing, the Holders exchanged $18,361,700 aggregate principal amount of the Debentures (on a pro rata basis) into 10,801 shares of Series B Preferred. The Series B Preferred issued at the First Closing is convertible into a number of shares of Common Stock such that the aggregate number of shares of Common Stock of the Company outstanding (on an as converted basis) after the First Closing equaled approximately 190,000,000 inclusive of (i) 108,000,000 shares of Common Stock issuable upon conversion of the Series B Preferred, (ii) approximately 57,000,000 shares of Common Stock then outstanding, and (iii) up to 25,000,000 shares of Common Stock that may be issued in connection with the Concurrent Offering (as defined below) prior to the Second Closing. Amended Debentures with an aggregate principal amount of $14,368,300 remained outstanding after the First Closing. The Amended Debentures are non-interest bearing.

At the Second Closing on July 31, 2008 (see Note 15), the remaining Amended Debentures were exchanged for a combination of 1,978 shares of Series B Preferred, a cash settlement for fractional shares in the aggregate amount of $5,704, and debentures due July 31, 2011 (the “Residual Debentures”) in the aggregate amount of $11 million with no interest either payable or to be accrued and with no principal payments due prior to maturity. In addition, the remaining $11 million of Residual Debentures shall: (i) convert into Common Stock at a price of $0.17 per share; (ii) contain no financial covenants; (iii) be a senior and secured obligation of the Company; (iv) have pari-passu anti-dilution protection to the Series B Preferred; and (v) automatically convert into Series B Preferred when and if the Company raises $5 million in aggregate gross proceeds by July 31, 2009 in connection with the Concurrent Offering (as defined below).

Pursuant to the Recapitalization Agreement, the Company is required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such equivalent terms as are called for by the Recapitalization Agreement, if Series B Preferred. The Concurrent Offering will terminate July 31, 2009. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock made in connection with the Concurrent Offering shall be made at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance).

Subject to an effective registration statement covering the common stock underlying the Series B Preferred and certain other restrictions, (i) 50% of the outstanding shares of Series B Preferred shall automatically convert into Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.30 for fifteen (15) out of twenty (20) consecutive trading days; and (ii) the remaining 50% of the outstanding shares of Series B Preferred shall automatically convert into Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.40 for fifteen (15) out of twenty (20) consecutive trading days.

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

At the First Closing, the Company was required to pay the Holders in cash an amount equal to the interest payment due under the outstanding principal amount of Debentures as of November 1, 2007 plus interest accrued on such Debentures from November 1, 2007 to November 16, 2007 . Interest on the principal amount of Debentures remaining after November 16, 2007 ceased to accrue or be payable after such date.

Interest expense related to the Debentures is as follows:

	For the three months ended June 30,		For the six months ended June 30,
	2008	2007	2008	2007
Discount amortization	$—	$3,337,612	$2,451,053	$6,059,547
Contractual interest	—	505,769	469,131	1,023,731

Debenture interest	$—	$3,843,381	$2,920,184	$7,083,278

Debt Restructuring Accounting

The Company accounted for the Recapitalization Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt by the fair value of the shares of Series B Preferred stock granted, determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt, and if so, record a gain on the excess of the carrying of the remaining debt over the future cash payments of the new debt. As a result of the application of SFAS No. 15, the Company recorded a gain of approximately $6.7 million, which is reflected in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2008.

SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments specified by the Recapitalization Agreement, and no interest expense shall be recognized for any period between the restructuring and the maturity date of March 31, 2011. At June 30, 2008, the future cash payments of the Debentures were $14,368,300, and are reflected in the accompanying unaudited condensed consolidated balance sheet.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

During March 2008, June 2007, and April 2006, the Company entered into various capital leases with an aggregate present value of $89,900, $36,900 and $241,500, respectively. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 11% to 17%. Lease payments, including amounts representing interest, amounted to $22,787 and $61,830 for the three and six months ended June 30, 2008, respectively. The leases require monthly payments of approximately $14,200, including interest at discount rates ranging from 11% to 17% and are due at various times through April 2011.

Minimum lease payments due subsequent to June 30, 2008 are as follows:

Period from July 1, 2008 through December 31, 2008	$24,160
Year ending December 31, 2009	48,320
Year ending December 31, 2010	40,955
Year ending December 31, 2011	8,955

Total minimum lease payments	122,390
Less amounts representing interest	(18,116)

Present value of minimum lease payments	104,274
Less current portion	(37,754)

Long-term portion	$66,520

NOTE 9 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers.

During the three months ended June 30, 2008, one customer’s revenue represented approximately 32.5% of the Company’s net revenue.

During the six months ended June 30, 2008, one customer’s revenue represented approximately 25.1% of the Company’s net revenue.

Two customers represented approximately 25.4% and 22.4%, respectively of total accounts receivable at June 30, 2008.

During the three months ended June 30, 2007, two customers’ revenues represented approximately 29.3% (Cosmetique, Inc.) and 10.9%, respectively, of the Company’s net revenue.

During the six months ended June 30, 2007, one customer’s revenue (Cosmetique, Inc.) represented approximately 28.2% of the Company’s net revenue.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of the Company. There were no revenues from this customer during the three and six months ended June 30, 2008 and 2007, and there was no accounts receivable from this customer as of June 30, 2008. Accounts receivable from this customer amounted to $3,750 as of December 31, 2007.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the three months ended June 30, 2008 and 2007, the Company incurred $43,179 and $42,065, respectively, in fees and commissions. For the six months ended June 30, 2008 and 2007, the Company incurred $113,735 and $74,237, respectively, in fees and commissions. At June 30, 2008, $10,800 of such fees and commissions were included in accrued expenses and $16,755 of such fees were included in accounts payable in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, $23,674 of such fees and commissions were included in accounts payable and $20,792 of such fees and commissions were included in accrued expenses in the accompanying balance sheet.

The Company pays fees in connection with the Debenture refinancing to a company whose principal shareholder is a member of the Company’s Board of Directors. For the three and six months ended June 30, 2008, the Company incurred $2,622 and $37,095, respectively, in fees and expense reimbursements in connection with the Debenture refinancing. At June 30, 2008, $37,095 of such fees and expenses were included in accounts payable in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, there were no such fees and expenses that were unpaid. There were no fees incurred during the three and six months ended June 30, 2007.

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

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its remaining net deferred tax assets at June 30, 2008 and December 31, 2007, after consideration of utilization of a portion of these deferred tax assets realized as a result of the gain from the troubled debt restructuring.

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

Pursuant to the terms of the amended agreement, the Company may terminate Mr. Soltoff’s employment for good cause, as defined in the agreement. If Mr. Soltoff’s employment is terminated by reason of his death or disability or other than for good cause, or if Mr. Soltoff terminates his employment for good reason, as defined in the agreement, the Company will pay his base salary through the date of termination and will pay Mr. Soltoff severance in the amount of two times his then current base salary. The Company determined that the actuarial present value of the death benefit was approximately $18,700 at June 30, 2008, and has reflected this amount in the caption “accrued compensation” in the accompanying unaudited condensed consolidated balance sheet. In addition, the Company will pay Mr. Soltoff for all accrued but unused vacation time through the date of termination, and will reimburse him for all reasonable business expenses incurred prior to termination, but not reimbursed as of the termination date.

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

Operating leases

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Minimum annual lease payments due subsequent to June 30, 2008 are approximately as follows:

Period from July 1, 2008 through December 31, 2008	$209,000
Years ending December 31:
2009	426,900
2010	60,100

Total minimum lease payments	$696,000

Rent expense for the three months ended June 30, 2008 and 2007 was approximately $117,100 and $134,600, respectively, including $23,500 and $41,100, respectively, for a share of operating expenses. Rent expense for the six months ended June 30, 2008 and 2007 was approximately $230,800 and $231,900, respectively, including $43,700 and $44,800, respectively, for a share of operating expenses. Rent expense is being recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

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

On March 26, 2008, in connection with the Recapitalization Agreement, the Board of Directors of the Company designated 30,000 shares of Series B Preferred of the Company’s previously authorized preferred stock, with a par value of $0.001 per share. Each share of Series B Preferred has a face value of $1,700 (the “Stated Value”), and a perpetual term. Each share of Series B Preferred is convertible into 10,000 common shares. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event the Company is not successful in registering shares underlying potential conversions of the Series B Preferred into common shares of the Company.

On June 11, 2008, the Company’s stockholders approved an increase in the authorized shares of the Company’s Common Stock to 500,000,000 shares.

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

On May 22, 2008, a holder of Series B Preferred Stock exercised conversion rights on 29.4118 shares of Series B Preferred, and the Company issued 294,118 shares of its Common Stock.

On June 11, 2008, a holder of Series B Preferred Stock exercised conversion rights on 29.4118 shares of Series B Preferred, and the Company issued 294,118 shares of its Common Stock.

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

As described below, Debenture Holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At June 30, 2008, 3,230,730 warrants remained outstanding with respect to this financing transaction.

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

At December 31, 2007, the Company had 8,697,487 outstanding Common Stock purchase warrants with a weighted average exercise price of $0.53 per share.

A summary of the Company’s outstanding common stock purchase warrants granted through June 30, 2008 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at January 1, 2008	8,697,487	$0.52
Granted	—	—
Exercised	—	—
Forfeited	(1,336,757)	2.59

Outstanding at June 30, 2008	7,360,730	$0.14

Common Stock

On March 26, 2008, the Company issued 10,036,670 shares of its Common Stock, in connection with the Concurrent Offering, for an aggregate price of $1,204,400 ($0.12 per share).

In addition, various holders of Series B Preferred Stock exercised conversion rights on a number of Series B Preferred into Common Stock as described in the caption “Series B Preferred Stock” above.

NOTE 14 – SHARE BASED PAYMENTS

The Company, since its inception, has granted non-qualified stock options to various employees and non-employees at the discretion of the Board of Directors. Substantially all options granted to date have exercise prices equal to the fair value of underlying stock at the date of grant and terms of ten years. Vesting periods range from fully vested at the date of grant to three years.

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of June 30, 2008 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The 2005 Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the 2005 Plan. Both incentive and nonqualified stock options may be granted under the 2005 Plan. The 2005 Plan terminates on June 21, 2015.

The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of June 30, 2008, an aggregate of 2,792,832 shares and options have been granted under the plan, leaving an aggregate of 507,168 shares available for future issuance. As of December 31, 2007, an aggregate of 3,008,500 shares and options have been granted under the plan.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The 2005 Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the 2005 Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of June 30, 2008, an aggregate of 1,100,000 options have been granted under the plan, leaving an aggregate of 900,000 shares available for future issuance. As of December 31, 2007, an aggregate of 1,200,000 shares and options have been granted under the plan.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Plan. Under the 2006 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Plan is currently administered by the Compensation Committee of the Board of Directors. As of June 30, 2008, an aggregate of 2,067,332 shares and options have been granted under the plan, leaving an aggregate of 632,668 shares available for future issuance. As of December 31, 2007, an aggregate of 2,566,000 shares and options have been granted under the plan.

2007 Incentive Stock Plans

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). An aggregate of 3,000,000 shares of Common Stock have been reserved for issuance under each of the 2007 Plans. Under the 2007 Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plans are currently administered by the Compensation Committee of the Board of Directors. The Company has not made any grants under such plans. On April 28, 2008, the Board of Directors approved an increase in the number of shares of Common Stock reserved for issuance under each of the 2007 Plans to 5,000,000 shares. These amendments to the 2007 Plans were approved by the stockholders in June 2008. As of June 30, 2008, an aggregate of 100,000 shares and options have been granted under the 2007 Incentive Stock Plan A, leaving an aggregate of 2,900,000 shares available for future issuance. There were no shares and options granted under the 2007 Incentive Stock Plan B.

A summary of the status of the Company’s outstanding stock options as of June 30, 2008 and changes during the six months ended June 30, 2008 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2008	6,774,500	$1.13
Granted	—	—
Exercised	—	—
Forfeited or Expired	(877,336)	$0.64

Outstanding at June 30, 2008	5,897,164	$1.20	7.51

Options exercisable at June 30, 2008	3,215,615	$1.77	6.60

At June 30, 2008, there was no intrinsic value of options outstanding based on the June 30, 2008 closing price of the Company common stock ($0.04 per share).

NOTE 15 – SUBSEQUENT EVENTS

Debentures

On July 31, 2008, in connection with the Recapitalization Agreement (see Note 7), the Company completed the Second Closing and exchanged the remaining Amended Debentures, with a principal balance of $14,368,300, for a combination of 1,978 shares of Series B Preferred Stock, a cash settlement for fractional shares in the aggregate amount of $5,704, and Residual Debentures due July 31, 2011 in the aggregate amount of $11,000,000.

Issuance of Securities

On July 25, 2008, a holder of Series B Preferred Stock exercised conversion rights on 29 shares of Series B Preferred, and the Company issued 294,118 shares of its Common Stock.

On August 1, 2008, a holder of Series B Preferred Stock exercised conversion rights on 65 shares of Series B Preferred, and the Company issued 650,000 shares of its Common Stock.

On August 7, 2008, a holder of Series B Preferred Stock exercised conversion rights on 65 shares of Series B Preferred, and the Company issued 560,000 shares of its Common Stock.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 contains ‘‘forward-looking statements.’’ Generally, the words ‘‘believes’’, ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report, the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006 the SendTec direct response marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”), has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and on July 10, 2006 our stockholders approved the name change. Our results of operations for the three and six months ended June 30, 2008 consist of STAC and the Company.

Results of Operations

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Revenues were approximately $5.7 million for the three months ended June 30, 2008, as compared to revenues of $7.9 million for the three months ended June 30, 2007, a decrease of $2.2 million or 28.7%. A summary of the components of our revenue are as follows:

	For the three months ended June 30,		Increase (Decrease)
	2008	2007	Amount	%	% of total revenue
Internet advertising	$3,104,969	$5,221,532	$(2,116,563)	(40.5)%	(26.7)%
Online search	1,263,118	1,011,082	252,036	24.9%	3.2%
Direct response media	502,844	632,142	(129,298)	(20.5)%	(1.6)%
Advertising programs	788,451	1,102,165	(313,714)	(28.5)%	(4.0)%
Other	—	(28,900)	28,900	100.0%	0.4%

Revenues	$5,659,382	$7,938,021	$(2,278,639)	(28.7)%	(28.7)%

•

Our internet advertising revenues decreased because one of our largest clients in 2007 ended their advertising campaign in September 2007. Accordingly, this revenue did not recur in 2008. For the three months ended June 30, 2007 this revenue totaled $2.3 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 24.9% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues decreased from a reduction in media spending from existing clients.

•	Our advertising program revenues decreased due to fewer projects being completed during the three months ended June 30, 2008 as compared to the prior year period.

Costs of revenues were approximately $2.2 million for the three months ended June 30, 2008. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $2.1 million, and $0.1 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $4.4 million for the three months ended June 30, 2007. The cost of revenues of our internet advertising was $3.9 million, and $0.5 million was from our offline advertising programs.

Gross profit decreased approximately $36,000 to $3.5 million for the three months ended June 30, 2008 from gross profit of $3.5 million for the comparable prior year period. Gross profit was approximately $3.5 million for the three months ended June 30, 2008, or 61.7% of revenues. The decrease in gross profit is due in part to the decrease in revenue and in part due to the change in the mix of components of our revenues. Gross profit from our internet advertising business was $1.0 million, or 32.0% of our internet advertising revenues for the three months ended June 30, 2008, while our gross profit from offline advertising programs was $0.7 million, or 93.3% of offline advertising program revenue. Gross profit from our other revenue sources was $1.3 million for online search, and $0.5 million for direct response media. Gross profit was approximately $3.5 million for the three months ended June 30, 2007, or 44.5% of revenues. Gross profit from our internet advertising business was $1.3 million, or 25.5% of our internet advertising revenues for the three months ended June 30, 2007, while our gross profit from offline advertising programs was $0.6 million, or 52.7% of offline advertising program revenue. Gross profit from our other revenue sources was $1.0 million for online search, and $0.6 million for direct response media.

Salaries, wages and benefits expenses were approximately $2.5 million for the three months ended June 30, 2008, as compared to $2.8 million for the comparable prior year period, a decrease of $0.3 million, or 10.3%. The decrease is primarily due to the decrease in staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 44.9% of revenues for the three months ended June 30, 2008 from 35.7% of revenues for the comparable prior year period.

Professional fees remained approximately unchanged at $0.1 million for the three months ended June 30, 2008 as compared to $0.1 million for the comparable prior year period.

There were no restructuring charges for the three months ended June 30, 2008, as compared to restructuring charges of $0.5 million for the three months ended June 30, 2007. As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in costs related to severance arrangements and the redeployment of personnel for the three months ended June 30, 2007.

Other, general and administrative expenses decreased approximately $0.5 million to $1.1 million for the three months ended June 30, 2008, as compared to $1.6 million for the comparable prior year period. Our other general and administrative expenses as a percentage of revenues were 20.1% for the three months ended June 30, 2008, as compared to 20.1% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the three months ended June 30,
	2008	2007
Depreciation and amortization	$403,458	$418,598
Travel	85,982	221,401
Marketing expenses	78,447	212,593
Rent	117,091	134,627
Internet bandwidth	83,649	85,730
Commissions	85,799	208,224
Bad debts expense	40,000	103,520
Other	245,359	212,097

Total other general and administrative expenses	$1,139,785	$1,596,790

Operating losses decreased approximately $1.2 million to an operating loss of $0.3 million for the three months ended June 30, 2008, from $1.5 million for the three months ended June 30, 2007. The decrease in the operating loss is the result of the decrease in our gross profit of $36,000, the decrease in our salaries wages and benefits of $0.3 million, the decrease in our restructuring charges of $0.5 million, and the decrease in our other, general and administrative expenses of $0.5 million.

Other income (expense) decreased $3.8 million to other income of $3,000 for the three months ended June 30, 2008 from other expense of $3.8 million for the comparable prior year period. It is comprised of the following:

•	Interest income – we earned approximately $10,000 in interest on bank deposits for the three months ended June 30, 2008, as compared to $44,000 for the three months ended June 30, 2007.

•

Interest expense – interest expense decreased $3.8 million to $28,000 for the three months ended June 30, 2008 from $3.8 million for the comparable prior year period. The decrease is substantially due to the decrease in Debenture interest. In March 2008, we restructured our Debentures, and as a result, we did not incur any interest on the Debentures during the three months ended June 30, 2008. We incurred total interest expense on the Debentures of approximately $3.8 million for the three months ended June 30, 2007. Included in interest expense is $0.5 million of interest that was paid to our Debenture holders and a non-cash interest charge of $3.3 million to amortize the debt discount.

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of Common Stock held by our Debenture holders, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and exercised warrants that they hold into shares of our Common Stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of Common Stock issuable upon conversion of our Debentures as a result of the restructuring, effective November 10, 2006, was declared effective on April 12, 2007. In addition, shares issued pursuant to the Recapitalization Agreement on March 26, 2008 are subject to the registration rights agreement. During the three months ended June 30, 2008, management believes the probability of such penalty is minimal and has estimated the amount of the penalty for all stock issues to have decreased by $15,200. There was no change in the registration rights penalty for the three months ended June 30, 2007.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended June 30, 2008 and 2007, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported a net loss of approximately $0.3 million for the three months ended June 30, 2008, compared to a net loss of approximately $5.3 million for the three months ended June 30, 2007. Included in the loss for the three months ended June 30, 2008 are non-cash expenses totaling $0.6 million. Included in the net loss for the three months ended June 30, 2007 are non-cash expenses totaling $3.7 million.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Revenues were approximately $11.3 million for the six months ended June 30, 2008, as compared to revenues of $17.1 million for the six months ended June 30, 2007, a decrease of $5.8 million or 34.3%. A summary of the components of our revenue are as follows:

	For the six months ended June 30,		Increase (Decrease)
	2008	2007	Amount	%	% of total revenue
Internet advertising	$5,894,047	$11,415,776	$(5,521,729)	(48.4)%	(32.3)%
Online search	2,846,417	2,202,230	644,187	29.3%	3.8%
Direct response media	1,030,794	1,230,851	(200,057)	(16.3)%	(1.2)%
Advertising programs	1,491,180	2,158,209	(667,029)	(30.9)%	(3.9)%
Other	—	123,029	(123,029)	(100.0)%	(0.7)%

Revenues	$11,262,438	$17,130,095	$(5,867,657)	(34.3)%	(34.3)%

•

Our internet advertising revenues decreased because one of our largest clients in 2007 ended their advertising campaign in September 2007. Accordingly, this revenue did not recur in 2008. For the six months ended June 30, 2007 this revenue totaled $4.8 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 29.3% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues decreased from a reduction in media spending from existing clients.

•	Our advertising program revenues decreased due to fewer projects being completed during the six months ended June 30, 2008 as compared to the prior year period.

•	Our other revenue decreased as a result of the loss of our sole contract in April 2007. Such revenue did not recur during 2008.

Costs of revenues were approximately $4.2 million for the six months ended June 30, 2008. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $4.1 million, and $0.1 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported as revenue net of related costs. Costs of revenues were approximately $9.0 million for the six months ended June 30, 2007. The cost of revenues of our internet advertising was $8.2 million, and $0.8 million was from our offline advertising programs.

Gross profit decreased approximately $1.0 million to $7.1 million for the six months ended June 30, 2008 from gross profit of $8.1 million for the comparable prior year period. Gross profit was approximately $7.1 million for the six months ended June 30, 2008, or 62.7% of revenues. The decrease in gross profit is due in part to the decrease in revenue and in part due to the change in the mix of components of our revenues. Gross profit from our internet advertising business was $1.8 million, or 30.6% of our internet advertising revenues for the six months ended June 30, 2008, while our gross profit from offline advertising programs was $1.4 million, or 92.9% of offline advertising program revenue. Gross profit from our other revenue sources was $2.9 million for online search, and $1.0 million for direct response media. Gross profit was approximately $8.1 million for the six months ended June 30, 2007, or 47.3% of revenues. Gross profit from our internet advertising business was $3.2 million, or 27.9% of our internet advertising revenues for the six months ended June 30, 2007, while our gross profit from offline advertising programs was $1.4 million, or 63.6% of offline advertising program revenue. Gross profit from our other revenue sources was $2.2 million for online search, $1.2 million for direct response media, and $0.1 million from other sources.

Salaries, wages and benefits expenses were approximately $5.3 million for the six months ended June 30, 2008, as compared to $5.8 million for the comparable prior year period, a decrease of $0.5 million, or 9.1%. The decrease is primarily due to the decrease in staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 47.1% of revenues for the six months ended June 30, 2008 from 34.1% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.4 million to $0.3 million for the six months ended June 30, 2008 as compared to $0.7 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to litigation costs.

There were no restructuring charges for the six months ended June 30, 2008, as compared to restructuring charges of $0.5 million for the six months ended June 30, 2007. As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in costs related to severance arrangements and the redeployment of personnel for the six months ended June 30, 2007.

Other, general and administrative expenses decreased approximately $0.7 million to $2.4 million for the six months ended June 30, 2008, as compared to $3.1 million for the comparable prior year period. Our other general and administrative expenses as a percentage of revenues were 20.9% for the six months ended June 30, 2008, as compared to 18.3% of revenues for the comparable prior year period.

The components of other general and administrative expenses were as follows:

	For the six months ended June 30,
	2008	2007
Depreciation and amortization	$790,982	$839,644
Travel	178,879	330,177
Marketing expenses	123,395	266,086
Rent	230,817	231,876
Internet bandwidth	167,417	219,146
Commissions	243,149	357,899
Bad debts expense	80,000	133,520
Other	536,367	750,459

Total other general and administrative expenses	$2,351,006	$3,128,807

Operating losses decreased approximately $1.1 million to an operating loss of $0.9 million for the six months ended June 30, 2008, from $2.0 million for the six months ended June 30, 2007. The decrease in the operating loss is the result of the decrease in our gross profit of $1.0 million, the decrease in our salaries wages and benefits of $0.5 million, the decrease in our professional fees of $0.4 million, the decrease in our restructuring charges of $0.5, and the decrease in our other, general and administrative expenses of $0.7 million.

Other income (expense) increased $10.7 million to other income of $3.7 million for the six months ended June 30, 2008 from other expense of $7.0 million for the comparable prior year period. It is comprised of the following:

•

Gain from troubled debt restructuring – we recorded a gain of approximately $6.7 million on the recapitalization agreement for the restructure of our debentures during the six months ended June 30, 2008. The gain is non-cash in nature. We did not have any such transaction during the six months ended June 30, 2007.

•	Interest income – we earned approximately $30,000 in interest on bank deposits for the six months ended June 30, 2008, as compared to $80,000 for the six months ended June 30, 2007.

•

Interest expense – interest expense decreased $4.1 million to $3.0 million for the six months ended June 30, 2008 from $7.1 million for the comparable prior year period. The decrease is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in March 2008, and in part to conversions during 2007 of Debentures into our Common Stock. We incurred total interest expense on the debentures of approximately $2.9 million for the six months ended June 30, 2008. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.5 million to amortize the debt discount. In March 2008, we restructured our Debentures, and as a result, we did not incur any interest on the Debentures subsequent to March 2008. We incurred total interest expense on the Debentures of approximately $7.1 million for the six months ended June 30, 2007. Included in interest expense is $1.0 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $6.1 million to amortize the debt discount.

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of Common Stock held by our Debenture holders, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and exercised warrants that they hold into shares of our Common Stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of Common Stock issuable upon conversion of our Debentures as a result of the restructuring, effective November 10, 2006, was declared effective on April 12, 2007. In addition, shares issued pursuant to the Recapitalization Agreement on March 26, 2008 are subject to the registration rights agreement. During the six months ended June 30, 2008, management believes the probability of such penalty is minimal and has estimated the amount of the penalty for all stock issue to have increased by $26,800. The reduction in the registration rights penalty for the six months ended June 30, 2007 has been presented as a cumulative effect of a change in accounting principle in the accompanying unaudited condensed consolidated statement of operations.

Our provision for income taxes (benefits) is zero in both periods. For the six months ended June 30, 2008 and 2007, a provision for income taxes was not made because any income would be offset by net operating loss carryforwards and after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported net income of approximately $2.8 million for the six months ended June 30, 2008, compared to a net loss before cumulative effect of change in accounting principle of approximately $9.1 million for the six months ended June 30, 2007. Included in the net income for the six months ended June 30, 2008 is a non-cash gain of $6.7 million and non-cash expenses totaling $3.7 million. Included in the net loss for the six months ended June 30, 2007 are non-cash expenses totaling $7.4 million.

Effective January 1, 2006, we adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” The adoption of this pronouncement did not have a material effect on our financial statements. As a result of the adoption, we recorded a reduction in the registration rights penalty of $88,500, which is presented as a cumulative effect of change in accounting principle in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2007.

We reported net income of approximately $2.8 million for the six months ended June 30, 2008, compared to a net loss of $9.0 million for the six months ended June 30, 2007. Included in the net income for the six months ended June 30, 2008 is a non-cash gain of $6.7 million and non-cash expenses totaling $3.7 million. Included in the net loss for the six months ended June 30, 2007 are non-cash expenses totaling $7.4 million, and a cumulative effect of change in accounting principle of $88,500.

Liquidity and Capital Resources

We generated approximately a $2.8 million income from operations for the six months ended June 30, 2008, which includes an aggregate of approximately $6.7 million of a non-cash gain and $3.7 million in non-cash charges relating to non-cash interest of $2.5 million, depreciation and amortization of $0.8 million, stock based compensation of $0.3 million, a provision for doubtful accounts of $80 thousand, and a registration rights penalty of $27,000.

On March 26, 2008, the Company and our Debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provides for, among other things, the conversion of certain Debenture principal into our Preferred Shares, and extends the due date of the remaining Debenture principal for up to three years.

Pursuant to the Recapitalization Agreement, we and the Holders agreed to exchange the Debentures with a current outstanding principal amount of $32,730,000 into a combination of shares of our newly created Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”). Our Series B Preferred has a stated value equal to the principal value of the Debentures exchanged ($1,700 per share of Series B Preferred). Each share of Series B Preferred is convertible into 10,000 common shares at $0.17 per common share. The Series B Preferred will not earn any dividends, has a liquidation preference equal to its stated value, has common stock voting rights on an as converted basis subject to certain limitations, is protected for certain anti-dilution provisions, and is covered by a registration rights agreement, which provides for certain liquidated damages in the event we are not successful in registering shares underlying potential conversions of the Series B Preferred into our common shares. The exchange of Debentures into Series B Preferred occurred in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) occurred on July 31, 2008 following the satisfaction of certain conditions, including shareholder approval to amend our certificate of incorporation to increase the authorized number of our common shares to 500,000,000.

At the First Closing, the Holders exchanged, $18,361,700 aggregate principal amount of the Debentures (on a pro rata basis) into shares of Series B Preferred. The Series B Preferred issued at the First Closing is convertible into a number of shares of Common Stock such that the aggregate number of shares of our Common Stock outstanding (on an as converted basis) after the First Closing equals approximately 190,000,000 inclusive of (i) 108,000,000 shares of Common Stock issuable upon conversion of the Series B Preferred, (ii) approximately 57,000,000 shares of Common Stock outstanding prior to the issuance of the Series B Preferred, and (iii) up to 25,000,000 shares of Common Stock that may be issued in connection with the Concurrent Offering (defined below) prior to the Second Closing. Amended Debentures with an aggregate principal amount of $14,368,300 remained outstanding after the First Closing. The Amended Debentures are non-interest bearing.

During June 2008, our stockholders voted to increase our authorized Common Stock to 500,000,000 shares, which was a condition required under the Recapitalization Agreement.

At the Second Closing on July 31, 2008 (see Note 15), the remaining Amended Debentures were exchanged for a combination of 1,978 shares of Series B Preferred, a cash settlement for fractional shares in the aggregate amount of $5,704, and debentures due July 31, 2011 (the “Residual Debentures”) in the aggregate amount of $11 million with no interest either payable of to be accrued and with no principal payments due prior to maturity. In addition, the remaining $11 million of Residual Debentures shall: (i) convert into Common Stock at a price of $0.17 per share; (ii) contain no financial covenants; (iii) be a senior and secured obligation of the Company; (iv) have pari-passu anti-dilution protection to the Series B Preferred; and (v) automatically convert into Series B Preferred when and if the Company raises $5 million in aggregate gross proceeds by July 31, 2009 in connection with the Concurrent Offering (as defined below).

Pursuant to the Recapitalization Agreement, we are required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such terms as are called for by the Recapitalization Agreement, if Series B Preferred. The Concurrent Offering will terminate July 31, 2009. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock made in connection with the Concurrent Offering shall be made at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance).

Subject to an effective registration statement covering the Common Stock underlying the Series B Preferred and certain other restrictions, (i) 50% of the outstanding shares of Series B Preferred shall automatically convert into our Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.30 for fifteen (15) out of twenty (20) consecutive trading days; and (ii) 50% of the outstanding shares of Series B Preferred shall automatically convert into Common Stock if the Common Stock maintains a minimum closing bid price equal to or greater than $0.40 for fifteen (15) out of twenty (20) consecutive trading days.

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

We believe that our current capital resources will enable us to sustain operations through June 30, 2009. We may look to raise additional capital to fund the expansion of our business and believe we have access to capital resources; however, we have not secured any commitments for new financing at this time and we cannot provide any assurance that we will be successful in our efforts to raise additional capital if considered necessary. We are restricted from incurring additional indebtedness, other than certain permitted indebtedness, as long as our Debentures remain outstanding.

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

Net cash flows used in operating activities for the six months ended June 30, 2008 were $2.7 million as compared to net cash provided by operating activities of $0.1 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, our net income from operations of approximately $2.8 million, adjusted for a non-cash gain of $6.7 million and non-cash charges totaling $3.6 million, used $0.3 million in cash. Changes in assets and liabilities used $2.4 million in cash. For the six months ended June 30, 2007, our net loss from continuing operations of approximately $9.1 million, adjusted for non-cash items totaling $7.5 million, used $1.6 million in cash. Changes in assets and liabilities provided $1.7 million in cash.

Net cash flows used in investing activities for the six months ended June 30, 2008 were $12,000 as compared to net cash used in investing activities of $0.1 million for the six months ended June 30, 2007. For the six months ended June 30, 2008 we used cash to purchase $12,000 of property and equipment. For the six months ended June 30, 2007 we used cash to purchase property and equipment of $0.1 million.

Net cash flows provided by financing activities for the six months ended June 30, 2008 were $1.1 million as compared to net cash used in financing activities of $0.2 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, we received proceeds from the sale of our common stock of $1.2 million, and we made principal payments on capital lease obligations of $0.1 million. For the six months ended June 30, 2007, we repurchased and retired common stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $0.1 million.

We reported a net decrease in cash for the six months ended June 30, 2008 of $1.6 million as compared to a net decrease in cash of $0.2 million for the six months ended June 30, 2007. At June 30, 2008 we had cash on hand of $2.8 million.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three and six months ended June 30, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, troubled debt restructuring, income taxes, and loss contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three and six months ended June 30, 2008 and 2007. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that it is more likely than not that the benefit of these assets will not be realized in future periods after consideration of utilization of a portion of the deferred tax assets realized as a result of the gain from troubled debt restructuring.

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

ITEM 4T.	CONTROLS AND PROCEDURES

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

We carry out a variety of on-going procedures, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

There have been no significant changes in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Sarbanes-Oxley Implementation

During 2007 the management of SendTec, Inc. has completed an evaluation and assessment of the Company’s system of Internal Control Over Financial Reporting (ICOFR). This review was conducted in accordance with the PCAOB pronouncement titled AS5 utilizing a top-down, risk based approach. Management selected the COSO small company internal control framework as the basis and bench mark for the internal control review. Management is responsible for establishing and maintaining an adequate system of ICOFR.

Management has identified a comprehensive list of risks and has specifically focused on risks related to financial reporting and disclosure. Management also reviewed the existence and effectiveness of controls at the entity and transaction level. Based on their evaluation and assessment, management believes that the Company’s system of ICOFR is effective as of June 30, 2008.

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

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain of our discontinued operations, we believe the purchaser, Come & Stay, S.A., is required to assume certain liabilities with respect to the LeadClick matter noted in the preceding paragraph; however, Come & Stay, S.A. has contested its liability. As a result, we commenced an arbitration proceeding before the International Chamber of Commerce seeking to have Come & Stay, S.A. assume liability for amounts that we paid to LeadClick, as mentioned in the preceding paragraph.

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

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson, filed a Class Action Complaint in the Circuit Court for the Seventeenth Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming us, and certain of our former officers and directors, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Court dismissed the class action complaint, and plaintiffs subsequently filed a First Amended Class Action Complaint raising the same allegations. We filed a motion to dismiss the amended class action complaint and a hearing on the motion was heard on January 16, 2008. On March 27, 2008 our motion to dismiss was granted and the plaintiff’s amended complaint was dismissed.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against us seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007, the arbitrator awarded Wedbush $694,197, which we recorded during the year ended December 31, 2007. In December 2007, we filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied. In April 2008 we filed an appeal of the final arbitrator’s award. On June 4, 2008, we entered into an agreement of forbearance with Wedbush in the amount of $724,381, including interest of $24,381. During the three months ended June 30, 2008, we paid $562,036, and paid the remaining $162,345 in August 2008.

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

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P. (“Sunrise”), demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as was provided in an amendment to our Debentures. On July 31, 2008, Sunrise commenced an action in the US District Court Southern District of New York, which was received by us on August 12, 2008. The action alleges, among other things, breach of contract and violation of security laws and seeks compensatory damages, reasonable costs and expenses including attorney’s fees, and punitive damages. We believe these claims to be substantially without merit and intend to vigorously contest this action, however its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On September 14, 2007, we filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc (“Cosmetique”). We are seeking recovery of at least $2.4 million of damages, as of December 31, 2007. This amount includes invoiced advertising services, as well as other commissions estimated at approximately $0.2 million, as of December 31, 2007. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to pursue them vigorously. The amounts have been reflected as accounts receivable in the accompanying consolidated balance sheets as of June 30, 2008 and December 31, 2007. In March 2008, Cosmetique filed a counterclaim alleging, among other things, breach of contract, negligent misrepresentation, fraud in the inducement, and violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. In making these claims Cosmetique alleges that Sendtec made false statements, either intentionally or negligently, in the negotiation and/or performance of the parties’ contracts and that Sendtec failed to comply with the terms of those contracts. Sendtec strenuously denies these allegations and intends to vigorously defend these counter-claims.

Cosmetique’s failure to pay its obligations to us has caused us to delay certain payments for costs we incurred in connection with our work for Cosmetique. On May 5, 2008, one of our vendors, Web Clients, Inc. d/b/a Webclients.net (a subsidiary of ValueClick, Inc.), filed a complaint against us in the Superior Court of the State of California seeking $592,033.75 for alleged breach of contract. The complaint was received by us on June 16, 2008 and seeks payment of certain costs incurred by us in connection with our work for Cosmetique. On July 22, 2008 we settled this matter with Web clients, Inc. for six monthly payments of $20,000 beginning in July 2008, which is included in accounts payable in the accompanying unaudited condensed consolidated balance sheet at June 30, 2008. We are not aware of any vendor lawsuits that have been filed.

In December 2007, we filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. We are seeking recovery of at least $282,000 of damages, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to pursue them vigorously. The amounts have been reflected as accounts receivable in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2008.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from the information provided in our “Risk Factors” included in Item 6, “Management’s Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-KSB and Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on June 11, 2008. The following business was transacted during the meeting:

1.	Election of Directors

		Votes For	Votes Withheld
Paul Soltoff	Elected	54,252,256	5,238,446
Anthony Abate	Elected	54,252,256	5,238,446
Vincent Addonisio	Elected	54,252,256	5,238,446
Stephen Marotta	Elected	54,252,256	5,238,446
Paul Dzera	Elected	54,252,256	5,238,446

2.	The proposal to approve an amendment to our certificate of incorporation to increase our authorized common stock was approved. We received 57,615,849 votes for the proposal, 1,069,954 votes against the proposal, and 804,898 votes abstained from voting.

3.	The proposal to approve an amendment to our 2007 Incentive Stock Plan A was approved. We received 24,279,656 votes for the proposal, 5,889,725 votes against the proposal, 141,360 votes abstained from voting, and 29,179,961 votes were broker non-votes.

4.	The proposal to approve an amendment to our 2007 Incentive Stock Plan B was approved. We received 24,270,360 votes for the proposal, 5,898,021 against the proposal, 142,360 votes abstained from voting and 29,179,961 were broker non-votes.

5.	The proposal to ratify the appointment of Gregory, Sharer & Stuart, P.A. as the Company’s independent registered public accounting firm for the year ending December 31, 2008 was approved. We received 58,916,790 votes for the proposal, 533,851 votes against the proposal, and 40,060 votes abstained from voting.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

A. Exhibits

3.1	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SendTec, Inc.*

10.1	Separation Agreement between SendTec and Eric Obeck, dated April 16, 2008.*+

10.2	Amended and Restated 2007 Incentive Stock Plan A, Effective April 28, 2008 (incorporated by reference to Appendix B to the Definitive Proxy Statement filed with the Commission on May 9, 2008).+

10.3	Amended and Restated 2007 Incentive Stock Plan B, Effective April 28, 2008 (incorporated by reference to Appendix C to the Definitive Proxy Statement filed with the Commission on May 9, 2008).+

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith

+	Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SendTec, Inc.

August 14, 2008	By:	/s/ Paul Soltoff
Paul Soltoff Chief Executive Officer (Principal Executive Officer)

August 14, 2008	By:	/s/ Donald Gould, Jr
Donald Gould, Jr. (Principal Financial Officer)