Form 10KSB/A
period 2007-12-31
SENDTEC, INC.
filed 2008-08-20
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-KSB/A

Amendment No. 2

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

Explanatory Note

SendTec, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-KSB/A (“Amendment”) to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, as originally filed April 9, 2008 and amended on Form 10-KSB/A (Amendment No. 1) on June 20, 2008.

This Amendment No. 2 corrects the Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include the correct introductory language in paragraph 4 and paragraph 4(b) referring to internal control over financial reporting as required by Exchange Act Rule 13a-14(a), and have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively.

This Amendment contains no changes to the Consolidated Balance Sheets, Statements of Operations, Changes in Stockholders’ Equity or Cash Flows as previously reported.

In addition, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 32.1 and 32.2 respectively.

This Amendment does not update any other disclosures to reflect developments since the original date of filing. Unaffected items have not been repeated in this Amendment, and no other changes have been made.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 20, 2008

SENDTEC, INC.

By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer (Principal Executive Officer) and Chairman of the Board of Directors

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

By:	/s/ Donald Gould, Jr.	Date: August 20, 2008
Donald Gould, Jr.
Chief Financial Officer (Principal Accounting Officer)

By:	/s/ Vincent Addonisio	Date: August 20, 2008
Vincent Addonisio
Director

By:	/s/ Anthony Abate	Date: August 20, 2008
Anthony Abate
Director

By:		Date: August 20, 2008
Stephen Marotta
Director

By:		Date: August 20, 2008
Paul S. Dzera
Director

1