Form 10-Q/A
period 2008-03-31
SENDTEC, INC.
filed 2008-08-20
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

SendTec, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, as originally filed May 15, 2008.

This Amendment No. 1 corrects the Certifications of the Principal Executive Officer and the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, to include the correct introductory language in paragraph 4 and paragraph 4(b) referring to internal control over financial reporting as required by Exchange Act Rule 13a-14(a), and have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 31.1 and 31.2, respectively.

This Amendment contains no changes to the Consolidated Balance Sheets, Statements of Operations, Changes in Stockholders’ Equity or Cash Flows as previously reported.

In addition, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been re-executed and re-filed as of the date of this Amendment. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Amendment as Exhibits 32.1 and 32.2, respectively.

Finally, Item 6 (Exhibits) has been revised to reflect the incorporation by reference of certain exhibits that were omitted from the originally filed Form 10-Q. Such revised Item 6 is included in this Amendment.

This Amendment does not update any other disclosures to reflect developments since the original date of filing. Unaffected items have not been repeated in this Amendment, and no other changes have been made.

ITEM 6.	EXHIBITS

A. Exhibits

3.1	Amended and Restated Certificate of Incorporation of RelationServe, Inc. dated August 29, 2005 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

3.2	Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on September 2, 2005).

3.3	Amendment to Amended and Restated By-Laws of RelationServe Media, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2005).

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation of SendTec, dated November 15, 2006 (incorporated herein by reference to Exhibit 3.4 to the Company’s Registration Statement on Form SB-2, filed with the Commission on December 22, 2006).

3.5	Form of Certificate of Designation of the Series B Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.1	Form of Recapitalization Agreement, dated as of March 25, 2008, by and among the Company, STAC and the Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.2	Form of Amended and Restated Senior Secured Convertible Debentures (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.3	Form of Amendment to STAC Security Agreement, dated as of March 26, 2008, by and between STAC and the Agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.4	Form of Voting Agreement, dated as of March 26, 2008, by and among the Company, certain management stockholders of the Company and certain holders of the Company’s Senior Secured Convertible Debentures (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2008).

10.5	Form of Amended and Restated Employment Agreement, dated as of March 26, 2008, by and between the Company and Paul Soltoff (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the Commission on March 28, 2008).+

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith
+	Management contract or compensatory plan or arrangement

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SendTec, Inc.

August 20, 2008	By:	/s/ Paul Soltoff
Paul Soltoff Chief Executive Officer (Principal Executive Officer)

August 20, 2008	By:	/s/ Donald Gould
Donald Gould (Principal Financial Officer)

38