Form 10-Q
period 2008-09-30
SENDTEC, INC.
filed 2008-11-19
CIK 1296001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	smaller reporting company	☒

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

The number of shares outstanding of each of the issuer’s classes of common stock as of November 10, 2008, was:

Class	Outstanding shares
Common stock, par value $0.001 per share	78,358,449

SENDTEC, INC. AND SUBSIDIARIES

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash	$1,898,522	$4,408,969
Accounts receivable, less allowance for doubtful accounts of approximately $2,590,000 and $326,000, respectively	6,115,167	10,319,977
Prepaid expenses	230,116	219,704

Total current assets	8,243,805	14,948,650
Property and equipment, net	850,115	1,082,462
Intangible assets, net	5,990,490	6,760,696
Goodwill	22,863,827	22,863,827
Deferred financing and restructuring fees	—	306,969
Other assets	20,329	20,329

Total assets	$37,968,566	$45,982,933

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,913,860	$8,723,727
Accrued expenses	1,251,773	4,524,025
Accrued compensation	271,542	321,031
Current portion of capital lease obligations	66,899	55,409
Deferred revenue	1,064,767	2,087,087

Total current liabilities	9,568,841	15,711,279
Debentures payable, net of debt discount of $0 and $2,595,232, respectively	11,000,000	30,134,768
Capital lease obligations, net of current portion	124,602	16,404
Deferred rent	71,673	101,934

Total liabilities	20,765,116	45,964,385
Commitments and contingencies
Stockholders’ equity
Preferred stock – $.001 par value; 10,000,000 shares authorized
Series B preferred convertible – 30,000 shares designated; 11,257 shares issued and outstanding at September 30, 2008	11	—
Common stock – $.001 par value; 500,000,000 shares authorized; 78,358,449 and 53,101,189 shares issued and outstanding, respectively	78,358	53,101
Additional paid in capital	96,616,994	82,918,691
Accumulated deficit	(79,491,913)	(82,953,244)

Total stockholders’ equity	17,203,450	18,548

Total liabilities and stockholders’ equity	$37,968,566	$45,982,933

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues	$4,999,546	$7,354,888	$16,261,984	$24,484,984

Cost of revenues	1,906,038	3,476,466	6,101,714	12,497,226

Gross profit	3,093,508	3,878,422	10,160,270	11,987,758

Operating expenses
Salaries, wages and benefits	2,353,292	2,706,315	7,654,348	8,540,343
Professional fees	322,502	243,059	610,318	986,789
Restructuring charges	—	—	—	491,237
Other general and administrative	2,267,848	2,240,319	4,618,854	5,369,128

Total operating expenses	4,943,642	5,189,693	12,883,520	15,387,497

Loss from operations	(1,850,134)	(1,311,271)	(2,723,250)	(3,399,739)
Other income (expense)
Gain from troubled debt restructuring	2,471,737	—	9,133,727	—
Registration rights penalty	—	—	(26,800)	—
Interest income	6,246	26,367	35,810	106,790
Interest expense	(4,830)	(3,157,642)	(2,958,156)	(10,254,723)

Total other income (expense)	2,473,153	(3,131,275)	6,184,581	(10,147,933)

Net income (loss) before cumulative effect of change in accounting principle	623,019	(4,442,546)	3,461,331	(13,547,672)
Cumulative effect of change in accounting principle	—	—	—	88,500

Net income (loss)	$623,019	$(4,442,546)	$3,461,331	$(13,459,172)

Net income (loss) per common share, basic and diluted:
-Before cumulative effect of change in accounting principle	$0.01	$(0.08)	$0.05	$(0.25)
-Cumulative effect of change in accounting principle	$—	$—	$—	$—

-Total	$0.01	$(0.08)	$0.05	$(0.25)

Weighted average number of common shares outstanding – basic and diluted	73,240,066	56,333,064	72,463,344	54,139,053

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Unaudited)

	Preferred Stock		Common Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance – January 1, 2008	—	$—	53,101,189	$53,101	$82,918,691	$(82,953,244)	$18,548
Common stock issued in concurrent offering, net of costs of $38,205	—	—	10,036,670	10,037	1,156,158	—	1,166,195
Series B Preferred stock issued in troubled debt restructuring, net of costs of $582,465	12,779	13	—	—	12,174,646	—	12,174,659
Conversions of Series B Preferred stock into Common stock	(1,522)	(2)	15,220,590	15,220	(15,218)	—	—
Amortization of stock based compensation	—	—	—	—	382,717	—	382,717
Net income	—	—	—	—	—	3,461,331	3,461,331

Balance – September 30, 2008	11,257	$11	78,358,449	$78,358	$96,616,994	$(79,491,913)	$17,203,450

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) before cumulative effect of change in accounting principle	$3,461,331	$(13,547,672)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain from troubled debt restructuring	(9,133,727)	—
Depreciation and amortization	1,202,851	1,260,031
Stock-based compensation	382,717	541,650
Non-cash interest	2,451,053	8,712,451
Non-cash restructuring charge	—	51,818
Provision for bad debt	2,312,000	229,158
Gain from litigation settlement	(1,192,000)	—
Registration rights penalty	26,800	—
Changes in assets and liabilities:
Accounts receivable	1,892,810	(1,712,168)
Prepaid expenses and other assets	(10,411)	(106,402)
Deferred financing and restructuring fees	(306,969)	—
Accounts payable	(617,868)	(1,124,066)
Accrued expenses	(2,995,050)	2,341,630
Accrued compensation	(49,488)	36,158
Deferred rent	(30,261)	(21,922)
Deferred revenue	(1,022,320)	163,197

Total adjustments	(7,089,863)	10,371,535

Net cash used in operating activities	(3,628,532)	(3,176,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(14,153)	(164,870)

Net cash used in investing activities	(14,153)	(164,870)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sales of common stock	1,204,400	—
Repurchase and retirement of common stock subject to redemption	—	(99,667)
Repurchase of fractional shares of common stock	(5,704)	—
Principal payments on capital lease obligations	(66,458)	(95,497)

Net cash provided by (used in) financing activities	1,132,238	(195,164)

Net decrease in cash	(2,510,447)	(3,536,171)
Cash – beginning of period	4,408,969	6,118,788

Cash – end of period	$1,898,522	$2,582,617

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the periods for:
Interest	$622,829	$1,297,735
Income taxes	$6,688	$13,170
Non-cash investing and financing activities
Issuance of Series B preferred stock in exchange of debenture principal in connection with debt restructuring	$15,451,134	$—
Issuance of common stock in connection with partial payments of interest	$—	$341,496
Conversion of Debentures Principal into common stock	$—	$1,850,000
Expiration of common stock put rights	$—	$168,305
New capital lease obligations	$186,146	$36,925

See notes to unaudited condensed consolidated financial statements.

SENDTEC, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION AND BUSINESS ORGANIZATION

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, the unaudited condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements for the year ended December 31, 2007, and notes thereto of SendTec, Inc., (the “Company” or “SendTec”) included in the Annual Report on Form 10-KSB and Form 10-KSB/A (Amendment no. 1) for the fiscal year ended December 31, 2007. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results for the full fiscal year ending December 31, 2008.

The unaudited condensed consolidated financial statements include SendTec, Inc. and its wholly owned subsidiaries SendTec Acquisition Corp. (“STAC”), RelationServe Access, Inc. (“Access”) and Friendsand.com, Inc. (“Friendsand”). All material intercompany balances and transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements.

Organization and description of business

The Company was originally formed as Chubasco Resources Corp. (“Chubasco”) in the State of Nevada as an exploration stage company engaged in the business of mineral exploration. On June 13, 2005, Chubasco completed a reverse merger with RelationServe, Inc., (“RelationServe”), which was accounted for as a recapitalization transaction. Relationserve was a Delaware corporation formed in March 2005 that operated a marketing business it acquired in a reverse acquisition in May 2005. RelationServe, through its wholly-owned subsidiary, RelationServe Access, Inc. (“Access”) purchased certain assets and assumed certain liabilities of Omni Point Marketing LLC (“Omni Point”), and through its wholly-owned subsidiary, Friendsand.com, Inc. (“Friendsand”), acquired Friendsand LLC (“Friendsand LLC”). Chubasco changed its name to RelationServe Media, Inc., a Nevada corporation, following its merger with RelationServe, a Delaware corporation. On August 29, 2005, the Company completed a reincorporation merger in which RelationServe Media, Inc. survived such merger as a Delaware corporation. Effective February 3, 2006, the Company completed its acquisition of the net assets and business of STAC. On July 17, 2006, the Company changed its name from “RelationServe Media, Inc.” to SendTec, Inc.

The primary business of the Company is direct response marketing services and technology that provides customers a wide range of direct marketing products and services to help market their products and services on the Internet and through traditional media channels such as television, radio, and print advertising.

NOTE 2 – LIQUIDITY, FINANCIAL CONDITION, GOING CONCERN AND LEGAL MATTERS

The Company reported net income of approximately $3,461,000 for the nine months ended September 30, 2008. After considering the effects of the non-cash gain from troubled debt restructuring of $9,134,000, the non-cash gain from litigation settlement of $1,192,000, and non-cash charges aggregating approximately $6,376,000, the Company incurred a net loss before non-cash items of $489,000 for the nine months ended September 30, 2008. Non-cash charges principally include the following:

Non-cash interest	$2,451,000
Depreciation and amortization	1,203,000
Stock based compensation	383,000
Provision for bad debts	2,312,000
Registration rights penalty	27,000

Total non-cash charges	$6,376,000

On March 26, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provided, among other things, that the Holders exchange the Senior Secured Convertible Debentures due March 31, 2008 (the “Debentures”) with a then outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”), and extended the due date of the Debentures for up to three years (see Note 7). This transaction has been accounted for as a troubled debt restructuring pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), resulting in a non-cash gain of approximately $9,134,000. As a result of the new agreement, the Debentures have been reflected as a long term liability in the accompanying unaudited condensed consolidated balance sheet.

As of September 30, 2008, the Company had a net working capital deficit of approximately $1.3 million, inclusive of a cash balance of approximately $1.9 million. Additionally, as noted above the Company incurred a net loss, before non-cash items of $489,000, for the nine-months ended September 30, 2008. Based upon the Company’s current financial position, if these net losses continue, management has significant doubts whether the Company can continue to fund its operations, without the infusion of additional capital. The Company is currently exploring opportunities to raise additional capital to fund the operations of its business; however, the Company has not secured any commitments for new financing at this time and cannot provide any assurance that it will be successful in its efforts to raise the necessary additional capital. The Company is currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of the Amended Debentures.

Legal Proceedings

The Company is involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to the Company and there can be no assurances that these matters will not have a material adverse effect on the Company’s financial position or results of operations.

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

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, the Company believes the purchaser (Come & Stay, S.A.) is required to assume certain liabilities with respect to this matter, however, the purchaser has contested this fact. As a result, the Company commenced an arbitration proceeding before the International Chamber of Commerce seeking to have the purchaser assume liability for amounts that were paid by the Company to Leadclick, as mentioned in the preceding paragraph. During June 2008, the Company settled this action and received $110,000 which is reflected as a reduction to other general and administrative expenses in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2008.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson, as the putative class representative, against the Company and certain of the Company’s former officers and directors alleging securities laws violations in connection with the purchase of the Company’s stock during the period of May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against the Company, as an individual, in State Court in Indiana, which action was dismissed in July 2006. The Florida District Court permitted the plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of the Company’s Common Stock in the open market, and naming additional former and present officers and directors of the Company and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act and Section 10(b) of the Securities Exchange Act, and Rule 10b-5 promulgated thereunder. Plaintiffs claim, among other things, violations of the various acts: (a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of RelationServe Media, Inc. stock that they were selling securities of RelationServe stock through unregistered agents and broker/dealers which was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing RelationServe to substantial legal fees, criminal and civil liability which would have a material adverse impact to the RelationServe’s financial condition; (c) by failing to disclose that in July 2005 RelationServe’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) failing to disclose that a former director has previously been sued by stockholders of two other corporations; and (e) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as senior officer of the Company, Richard Hill, had directed that finance recognize income in the third quarter in violation of Sarbanes-Oxley Act of 2002. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations). In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of the Company, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The First Amended Complaint repeats and re-alleges various claims made by Ohad Jehassi, our former Chief Operating Officer in a matter pending before the Circuit Court of the 17th Judicial Circuit, Broward County, Florida (Case No. 06-004597), Ohad Jehassi v. RelationServe Media, Inc., a Florida corporation, and Relationserve Media, Inc., d/b/a SendTec Acquisition Corp., a Florida corporation (the “Jehassi Complaint”). The initial complaint filed by Jehassi on or about April 5, 2006, alleged, among other things, that we breached our employment agreement with Jehassi and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an amended complaint adding a claim for an alleged violation of Florida’s

“Whistleblower’s Act,” and on August 14, 2006, filed a third amended complaint adding a claim for unpaid wages under Florida statutes. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs, and expenses and shares of our stock he alleges he is entitled to. We have asserted that Mr. Jehassi was removed from his position with us for cause and is therefore not entitled to any of the relief he seeks and have asserted a counterclaim against Mr. Jehassi related to the shares of our common stock Jehassi claims he is entitled to. The substance of Mr. Jehassi’s whistleblower claims have been adapted in the First Amended Complaint filed by Thompson as the basis for asserting that we filed false and misleading financial statements and that we violated the Sarbanes-Oxley Act of 2002. The court dismissed the First Amended Complaint on March 6, 2007. By the terms of the court’s order, the plaintiffs were given leave to refile a new complaint on or before March 19, 2007, and on March 19, 2007; plaintiffs filed a second amended complaint.

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

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson filed a Class Action Complaint in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming the Company, and certain former officers and directors of the Company, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Court dismissed the class action complaint, and plaintiffs subsequently filed a First Amended Class Action Complaint raising the same allegations. The Company filed a motion to dismiss the amended class action complaint and a hearing on the motion was heard on January 16, 2008. On March 27, 2008, the Company’s motion to dismiss was granted and the plaintiff’s amended complaint was dismissed.

On September 30, 2008 the Company received notice that Richard Thompson, Parabolic Investment Fund, Ltd., and Gregory Thompson had filed a complaint against SendTec, Inc. f/k/a RelationServe Media, Inc., Danielle Karp, Mandee Adler, Warren Musser, Scott Hirsch, and Scott Young (prior executives of the Company) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint alleges the same causes of action as the prior action which was dismissed. The Company intends to vigorously defend itself with respect to this matter. However, its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against the Company seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007 the arbitrator awarded Wedbush $694,197, which the Company recorded during the year ended December 31, 2007. In December 2007, the Company filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied. In April 2008 the Company filed an appeal of the final arbitrator’s award. On June 4, 2008, the Company and Wedbush entered into an agreement of forbearance in the amount of $724,381, including interest of $24,381, which the Company paid during the nine months ended September 30, 2008.

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

The Company received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P. (“Sunrise”), demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as the amendment to the Company’s Debentures. On July 31, 2008, Sunrise commenced an action in the US District Court Southern District of New York, which was received by the Company on August 12, 2008. The action alleges, among other things, breach of contract and violation of security laws, and seeks compensatory damages, reasonable costs and expenses including attorney’s fees, and punitive damages. In response to the complaint, the Company filed a motion to dismiss. Sunrise’s opposition to the motion to dismiss is due to be filed in December 2008. The Company believes these claims to be substantially without merit and intends to vigorously defend itself with respect to this matter, however its outcome or range of possible loss, if any, cannot be predicted at this time. The Company cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 14, 2007, the Company filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc. The Company is seeking recovery of approximately $2.2 million in invoiced advertising services, plus other commissions of approximately $0.2 million. In March 2008, Cosmetique filed a counterclaim alleging, among other things, breach of contract, negligent misrepresentation, fraud in the inducement, and violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. In making these claims Cosmetique alleges that SendTec made false statements, either intentionally or negligently, in the negotiation and/or performance of the parties’ contracts and that SendTec failed to comply with the terms of those contracts. SendTec strenuously denies these allegations and intends to vigorously defend these counter-claims.

Cosmetique’s failure to pay its obligations to the Company has caused the Company to delay payments to certain vendors for costs the Company incurred in connection with its work for Cosmetique. On May 5, 2008, one such vendor, Web Clients, Inc. d/b/a/ Webclients.net (a subsidiary of ValueClick, Inc.), filed a complaint against the Company in the Superior court of the State of California seeking $592,033.75 for alleged breach of contract. The complaint was received by the Company on June 16, 2008 and seeks payment of certain costs incurred by the Company in connection with our work for Cosmetique. On July 22, 2008 the Company settled this matter with Web Clients, Inc. for six monthly payments of $20,000 beginning in July 2008, which is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet at September 30, 2008. As a result of the settlement, the Company recorded a non-cash operating gain of approximately $1.2 million, which is reflected as a reduction of other general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008. The Company is not aware of any other vendor lawsuits that have been filed.

While it is impossible to predict the outcome of the Cosmetique litigation with certainty, the Company believes it has valid claims and intends to pursue them vigorously. The amounts due to SendTec have been reflected as accounts receivable in the accompanying consolidated balance sheet as of September 30, 2008 (unaudited) and December 31, 2007. The Company believes the ultimate resolution of this matter will not have a material adverse effect on its results of operations.

In December 2007, the Company filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. The Company is seeking recovery of at least $282,000, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, the Company believes it has valid claims and intends to pursue them vigorously. The amounts have been reflected as accounts receivable in the accompanying condensed consolidated balance sheets as of September 30, 2008 (unaudited) and December 31, 2007.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of SendTec, Inc. and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company follows the guidance of the SEC’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition. In general, the Company records revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable, and collectability is reasonably assured. The Company, in accordance with Emerging Issues Task Force (EITF”) Issue 99-19 “Reporting Revenue Gross as a Principal vs. Net as an Agent,” reports revenues for transactions in which it is the primary obligor on a gross basis and revenues in which it acts as an agent on and earns a fixed percentage of the sale on a net basis, net of related costs. Credits or refunds are recognized when they are determinable and estimable. The following policies reflect specific criteria for the various revenue streams of the Company:

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

Revenues by revenue stream are as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Internet advertising	$2,270,281	$4,374,846	$8,164,327	$15,790,623
Online search	1,321,006	1,192,408	4,167,424	3,394,638
Direct response media	438,847	707,417	1,469,641	1,938,268
Advertising programs	969,412	1,080,217	2,460,592	3,238,426
Other	—	—	—	123,029

	$4,999,546	$7,354,888	$16,261,984	$24,484,984

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

Accounts Receivable

Accounts receivable are generally due 30 days from the invoice date. The Company has a policy of reserving for uncollectible accounts based on its best estimate of the amount of probable credit losses in its existing accounts receivable. The Company periodically reviews its accounts receivable to determine whether an allowance is necessary based on an analysis of past due accounts and other factors that may indicate that the realization of an account may be in doubt. Accounts are deemed past due when they are not paid in accordance with contractual terms. Account balances deemed to be uncollectible are charged to the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. At September 30, 2008 and December 31, 2007, the Company established, based on a review of its outstanding balances, an allowance for doubtful accounts in the amount of approximately $2,590,000 and $326,000, respectively.

Property and Equipment

Property and equipment are carried at cost. The cost of repairs and maintenance is expensed as incurred; major replacements and improvements are capitalized. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts, and any resulting gains or losses are included in results of operations in the year of disposition. Leasehold improvements are amortized over the shorter of the life of the lease or the estimated useful life. Depreciation and amortization are computed using the straight-line method over the following estimated useful lives:

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, and the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, troubled debt restructuring accounting, income taxes, and loss contingencies.

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

Additionally, on March 26, 2008, under the terms of the Recapitalization Agreement, the Company issued shares of its Series B Preferred Stock convertible to shares of common stock that are also subject to a registration rights agreement. The Recapitalization Agreement, as amended effective August 22, 2008, obligates the Company to file, by June 24, 2008 (which was completed), a Form S-3 registration statement covering the maximum number of shares permitted by the SEC to be registered with respect to the common stock issuable upon conversion of the Residual Debentures, the Series B Preferred Stock and certain additional shares of common stock (collectively, the “Registrable Shares”), and to have that registration declared effective by September 30, 2008 (which the SEC declared the registration effective on September 2, 2008). In addition, the Company is required to file subsequent registration statements on Forms S-3, to the extent permitted by the SEC, covering additional Registrable Shares until all Registrable Shares have been registered. The Company will be subject to substantial liquidated damages if all Registrable Shares are not covered by effective registration statements at such time as the SEC permits the registration of all such shares on Form S-3.

The amount of Debenture principal subject to this registration rights agreement is currently approximately $21.6 million. Such amount will be reduced by the stated value of any additional Series B preferred stock issued. On August 22, 2008, the registration rights agreement was amended such that the penalty for not having the registration statement declared effective by September 30, 2008, that covered the maximum number of shares permitted by the SEC would be determined on a pro rata basis as follows: (i) 1.5% of the debenture principal subject to the registration rights agreement for the first thirty day period that the registration statement has not been declared effective; and (ii) 1% per month of such amount for each subsequent month that the registration statement is not declared effective. The maximum penalty that may be incurred will not exceed 18% of such amount or approximately $3.9 million. The Company’s registration statement was declared effective by the SEC on September 2, 2008. Subsequently, the Company is required to use its best efforts in registering the maximum number of shares permitted by the SEC. At September 30, 2008, the Company has recorded a registration rights penalty liability of $42,000 which is included in accrued expense in the accompanying unaudited condensed consolidated balance sheet.

Net Income (Loss) Per Share

In accordance with SFAS No. 128 “Earnings Per Share,” Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of Common Stock, Common Stock equivalents and potentially dilutive securities outstanding during each period. Diluted income (loss) per common share is not presented because it is anti-dilutive. The Company’s Common Stock equivalents at September 30, 2008 and 2007, include the following:

	2008	2007
Options	5,904,000	6,598,000
Warrants	7,360,730	8,697,487
Convertible Series B Preferred stock	112,569,410	—
Convertible Debentures	64,705,859	65,460,000

Total Common Stock equivalents	190,539,999	80,755,487

The Company included 3,230,730 Common Stock purchase warrants exercisable at $0.01 per share, in the table above in its determination of basic and diluted loss per share for the three and nine months ended September 30, 2008 and 2007, because the warrants are exercisable for nominal consideration.

Income Taxes

The Company accounts for income taxes in accordance SFAS 109, “Accounting for Income Taxes”. This approach requires recognition of income tax currently payable, as well as deferred tax assets and liabilities resulting from temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of assets and liabilities. SFAS 109 requires that companies assess whether valuation allowances should be established based on the consideration of all available evidence using a “more likely than not” standard. The Company assesses its deferred tax assets quarterly to determine if valuation allowances are required. See Note 11 for further discussion of the valuation allowances recorded in 2007 and 2008.

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

The Company has not recognized any income tax expense (benefit) in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that, after consideration of utilization of a portion of the deferred tax assets realized as a result of the gain from troubled debt restructuring, it is now more likely than not that the benefit of these assets will not be realized in future periods.

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

Advertising and promotional expenses are net of amounts reimbursed to the Company by its partners. Advertising costs were approximately $51,000 and $112,700 for the three months ended September 30, 2008 and 2007, respectively, and $174,000 and $378,800 for the nine months ended September 30, 2008 and 2007, respectively, and are included in other general and administrative expenses in the unaudited condensed consolidated statements of operations.

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which, at times, exceed federally insured limits. At September 30, 2008 and December 31, 2007, the Company had approximately $1,899,000 and $4,409,000, respectively, in United States bank deposits, which exceed federally insured limits. The Company has not experienced any losses in such accounts through September 30, 2008.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157 “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the first fiscal year beginning after November 2007. The adoption of SFAS 157 has not impacted the Company’s financial statements.

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

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). This statement amends SFAS 141, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The provisions of SFAS 141(R) are effective for business combinations occurring on or after January 1, 2009. Accordingly, adoption of SFAS 141(R) has no impact on the Company’s current financial statements but will be evaluated in the instance of any acquisitions occurring after January 1, 2009.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company does not expect this standard to have a significant impact on its financial statements.

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

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles. The guidance in SFAS 162 replaces that prescribed in Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”, and becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect that the adoption of SFAS 162 will have any material impact on the Company’s financial statements.

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

In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (FSP FAS 133-1 and FIN 45-4). FSP FAS 133-1 and FIN 45-4 requires disclosures by sellers of credit derivatives and additional disclosures about the current status of the payment/performance risk of financial guarantees. FSP FAS 133-1 and FIN 45-4 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, the Company will adopt the provisions of FSP FAS 133-1 and FIN 45-4 in the first quarter 2009. The Company does not expect the adoption of the provisions of FSP FAS 133-1 and FIN 45-4 to have any material impact on the Company’s financial condition and results of operations.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2008	December 31, 2007
Equipment	$1,169,877	$969,578
Furniture and fixtures	255,838	255,838
Leasehold improvements	31,394	31,394
Software	679,274	679,274

Property and equipment	2,136,383	1,936,084
Less accumulated depreciation	(1,286,268)	(853,622)

Property and equipment, net	$850,115	$1,082,462

Depreciation expense was approximately $155,000 and $127,000 for the three months ended September 30, 2008 and 2007, respectively, and approximately $433,000 and $367,000 for the nine months ended September 30, 2008 and 2007, respectively.

Fixed assets include $464,600 and $278,400 of equipment purchases that were financed under capital lease obligations as of September 30, 2008 and December 31 2007, respectively, of which $186,100 and $36,900 were purchased during 2008 and 2007, respectively. The accumulated depreciation on these assets amounted to $228,200 and $142,400 as of September 30, 2008 and December 31, 2007, respectively.

NOTE 5 – GOODWILL AND AMORTIZABLE INTANGIBLE ASSETS

Goodwill and other intangible assets consist of the following:

	September 30, 2008	December 31, 2007
Goodwill	$22,863,827	$22,863,827

Amortizable Intangible Assets:
Customer relationships	$8,729,000	$8,729,000
Less accumulated amortization	(2,738,510)	(1,968,304)

Intangible assets, net	$5,990,490	$6,760,696

The Company, as of September 30, 2008, evaluated the carrying amount of its goodwill in accordance with SFAS 142 to determine whether circumstances indicate that the carrying amount of the goodwill exceeds its net realizable value. The Company also evaluated the carrying amounts of its amortizable intangible assets in accordance with SFAS 144 to determine whether such carrying amounts exceed net realizable value. The Company does not believe that any material events or changes in its circumstances that occurred during the nine months ended September 30, 2008, would indicate that the carrying amount of its goodwill or amortizable intangibles exceed their fair value.

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

Amortization expense with respect to the customer relationships amounted to approximately $257,000 and $770,000 for the three and nine months ended September 30, 2008, respectively. Amortization expense with respect to the customer relationships and non-compete agreements amounted to approximately $293,700 and $892,600 for the three and nine months ended September 30, 2007, respectively. Amortization expense subsequent to September 30, 2008 is as follows:

Period from October 1, 2008 through December 31, 2008	$256,736
Years ending December 31:
2009	1,026,941
2010	1,026,941
2011	1,026,941
2012	1,026,941
2013	1,026,941
2014	599,049

$5,990,490

NOTE 6 – ACCRUED EXPENSES

Accrued expenses are comprised of the following:

	September 30, 2008	December 31, 2007
Legal contingencies liability	$110,000	$885,000
Media costs	124,462	2,441,905
Production costs	248,123	—
Debt restructuring fees	350,000	—
Interest	—	901,367
Other	419,188	295,753

Total accrued expenses	$1,251,773	$4,524,025

NOTE 7 – DEBENTURES

In February 2006, STAC financed its purchase of SendTec, in part, by issuing the Senior Secured Convertible Debentures (the “Debentures”) in the original principal amount of $34,950,000 with an original maturity date of October 31, 2009. The terms of the Debentures were set forth in a Securities Purchase Agreement (the “Securities Purchase Agreement”). The Debentures were amended on November 10, 2006, to provide for a (i) reduction in the conversion price from $1.50 per share to $.50 per share and (ii) change the maturity date from October 31, 2009 to March 31, 2008, in exchange for a release of previous instances of non-compliance with certain financial covenants. The modification of the Debentures resulted in a constructive extinguishment of the debenture under its terms prior to the date of the modification.

On March 26, 2008, the Company and current debenture holders (the “Holders”) entered into a recapitalization agreement (the “Recapitalization Agreement”) which provided, among other things, that the Holders effectively exchange, through a two step process, the Debentures with a then outstanding principal amount of $32,730,000 into shares of the Company’s Series B Convertible Preferred Stock (the “Series B Preferred”) and certain amended and restated Debentures (the “Amended Debentures”), certain fractional cash payments and certain new debentures (the “Residual Debentures”).

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

The exchange of Debentures into Series B Preferred, Amended Debentures, certain fractional cash payments and Residual Debentures occurred in two separate closings. The first closing (the “First Closing”) occurred on March 26, 2008 (the “First Closing Date”). The second closing (the “Second Closing”) occurred on July 31, 2008, which required the satisfaction of certain conditions, including shareholder approval to amend the Company’s certificate of incorporation to increase the authorized common shares of the Company to 500,000,000. The increase in the Company’s authorized shares of common stock was approved by the Company’s stockholders on June 11, 2008 and was effectuated by a filing with the Delaware Secretary of State on June 25, 2008.

At the First Closing, the Holders exchanged $18,361,700 aggregate principal amount of the Debentures (on a pro rata basis) into 10,801 shares of Series B Preferred. The Series B Preferred issued at the First Closing is convertible into a number of shares of Common Stock such that the aggregate number of shares of Common Stock of the Company outstanding (on an as converted basis) after the First Closing equaled approximately 190,010,000 inclusive of (i) 108,010,000 shares of Common Stock issuable upon conversion of the Series B Preferred, (ii) approximately 57,000,000 shares of Common Stock then outstanding, and (iii) up to 25,000,000 shares of Common Stock that may be issued in connection with the Concurrent Offering (as defined below) prior to the Second Closing. Amended Debentures with an aggregate principal amount of $14,368,300 remained outstanding after the First Closing. The Amended Debentures are non-interest bearing.

At the Second Closing on July 31, 2008, the remaining Amended Debentures were exchanged for a combination of 1,978 shares of Series B Preferred, a cash settlement for fractional shares in the aggregate amount of $5,704, and debentures due July 31, 2011 (the “Residual Debentures”) in the aggregate amount of $11 million with no interest either payable or to be accrued and with no principal payments due prior to maturity. In addition, the remaining $11 million of Residual Debentures shall: (i) convert into Common Stock at a price of $0.17 per share; (ii) contain no financial covenants; (iii) be a senior and secured obligation of the Company; (iv) have pari-passu anti-dilution protection to the Series B Preferred; and (v) automatically convert into Series B Preferred when and if the Company raises $5 million in aggregate gross proceeds by July 31, 2009 in connection with the Concurrent Offering (as defined below).

Pursuant to the Recapitalization Agreement, the Company is required to complete a private placement of Common Stock or Series B Preferred (the “Concurrent Offering”) with select institutional and accredited investors with gross proceeds to the Company of up to $7.0 million at a price per share equal to $0.12, if Common Stock, or on such equivalent terms as are called for by the Recapitalization Agreement, if Series B Preferred. The Concurrent Offering will terminate July 31, 2009. Furthermore, three (3) months after the date of the Second Closing sales of Common Stock made in connection with the Concurrent Offering shall be made at the greater of $0.12 per share or that price equal to a 35% discount to the market (i.e., the 5-Day volume weighted average price as reported by Bloomberg immediately preceding the date of issuance). There have been no such sales of Concurrent Offering shares.

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

Interest expense related to the Debentures is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Discount amortization	$—	$2,652,904	$2,451,053	$8,712,451
Contractual interest	—	498,411	469,131	1,522,142

Debenture interest	$—	$3,151,315	$2,920,184	$10,234,593

Debt Restructuring Accounting

The Company accounted for the Recapitalization Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt by the fair value of the shares of Series B Preferred stock granted, determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt, and if so, record a gain on the excess of the carrying of the remaining debt over the future cash payments of the new debt. As a result of the application of SFAS No. 15, the Company recorded a gain of approximately $9.1 million, which is reflected in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2008.

SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments specified by the Recapitalization Agreement, and no interest expense shall be recognized for any period between the restructuring and the maturity date of March 31, 2011. At September 30, 2008, the future cash payments of the Debentures were $11,000,000, and are reflected in the accompanying unaudited condensed consolidated balance sheet.

NOTE 8 – CAPITAL LEASE OBLIGATIONS

The Company has entered into various capital leases for the purchase of equipment. In accordance with SFAS 13, “Accounting for Leases” (“SFAS 13”), the present value of the minimum lease payments was calculated using discount rates ranging from 11% to 17%. Lease payments, including amounts representing interest, amounted to $12,080 and $73,910 for the three and nine months ended September 30, 2008, respectively. The leases require monthly payments of approximately $14,200, including interest at discount rates ranging from 11% to 17% and are due at various times through April 2011.

Minimum lease payments due subsequent to September 30, 2008 are as follows:

Period from October 1, 2008 through December 31, 2008	$21,808
Year ending December 31, 2009	87,231
Year ending December 31, 2010	79,865
Year ending December 31, 2011	38,138

Total minimum lease payments	227,042
Less amounts representing interest	(35,541)

Present value of minimum lease payments	191,501
Less current portion	(66,899)

Long-term portion	$124,602

NOTE 9 – SIGNIFICANT CUSTOMERS

A significant portion of the Company’s revenue is attributable to a small number of customers.

During the three months ended September 30, 2008, one customer’s revenue represented approximately 15.6% of the Company’s net revenue.

During the nine months ended September 30, 2008, one customer’s revenue represented approximately 22.2% of the Company’s net revenue.

The significant customer for the three and nine months ended September 30, 2008 ended their advertising campaign during August 2008.

Two customers represented approximately 26.7% and 15.8%, respectively of total accounts receivable at September 30, 2008.

During the three months ended September 30, 2007, one customer’s revenues represented approximately 17.6% (Cosmetique, Inc.) of the Company’s net revenue.

During the nine months ended September 30, 2007, one customer’s revenue (Cosmetique, Inc.) represented approximately 25.0% of the Company’s net revenue.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

The CEO and Chairman of the Board of Directors of the Company also serves on the board of directors of a company that is a customer of the Company. There were no revenues from this customer during the three and nine months ended September 30, 2008. Revenues from this customer were $6,891 and $6,901 for the three and nine months ended September 30, 2007, respectively. There was no accounts receivable from this customer as of September 30, 2008. Accounts receivable from this customer amounted to $3,750 as of December 31, 2007.

The Company pays fees and commissions to a company whose management includes someone who is a member of the Company’s Board of Directors. For the three months ended September 30, 2008 and 2007, the Company incurred $28,440 and $39,252, respectively, in fees and commissions. For the nine months ended September 30, 2008 and 2007, the Company incurred $142,175 and $113,489, respectively, in fees and commissions. At September 30, 2008, $8,091 of such fees and commissions were included in accrued expenses and $6,677 of such fees were included in accounts payable in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, $23,674 of such fees and commissions were included in accounts payable and $20,792 of such fees and commissions were included in accrued expenses in the accompanying balance sheet.

The Company pays fees in connection with the Debenture refinancing to a company whose principal shareholder is a member of the Company’s Board of Directors. There were no fees incurred during the three months ended September 30, 2008, and $37,095 in fees and expense reimbursements incurred for the nine months ended September 30, 2008, in connection with the Debenture refinancing. At September 30, 2008, $27,436 of such fees and expenses were included in accounts payable in the accompanying unaudited condensed consolidated balance sheet. At December 31, 2007, there were no such fees and expenses that were unpaid. There were no fees incurred during the three and nine months ended September 30, 2007.

The Company pays consulting fees to a company whose management and a shareholder is a member of the Company’s Board of Directors. For the three and nine months ended September 30, 2008, the Company incurred $18,449 and $68,449, respectively, in fees. At September 30, 2008, $9,581 of such fees were included in accounts payable in the accompanying unaudited condensed consolidated balance sheet. There were no such fees incurred during the nine months ended September 30, 2007.

NOTE 11 – INCOME TAXES

As described in Note 3, the Company adopted FIN 48 effective January 1, 2007. FIN 48 requires companies to recognize in their financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

The Company and its subsidiaries have filed consolidated federal and various state income tax returns for the years ended December 31, 2007, 2006 and 2005. These income tax returns have not been examined by the applicable Federal and State tax authorities.

Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of FIN 48. Accordingly, the adoption of FIN 48 did not have a material effect on the Company’s financial statements. The Company’s policy is to classify penalties and interest associated with uncertain tax positions, if required as a component of its income tax provision.

The Company, as a result of having evaluated all available evidence as required under SFAS 109, fully reserved for its remaining net deferred tax assets at September 30, 2008 and December 31, 2007, after consideration of utilization of a portion of these deferred tax assets realized as a result of the gain from the troubled debt restructuring.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Legal matters

The Company is involved in various matters that are described in Note 2.

Employment agreements

As part of the Company’s acquisition of the net assets and business of STAC effective February 3, 2006, certain executives of SendTec entered into new employment agreements with the Company. The employment agreements each have a term of five years and automatically renew year by year for additional years at each expiration unless either party provides a notice of non-renewal. The agreements also contain certain non-compete provisions for periods specified by the agreements.

The above referenced employment agreements included an employment agreement with Paul Soltoff, the Company’s Chief Executive Officer. The agreement provides for an annual base salary of no less than $400,000, as well as such incentive compensation and bonuses as the Board of Directors may determine and to which he may become entitled to pursuant to an incentive compensation or bonus program.

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

Pursuant to the terms of the amended agreement, the Company may terminate Mr. Soltoff’s employment for good cause, as defined in the agreement. If Mr. Soltoff’s employment is terminated by reason of his death or disability or other than for good cause, or if Mr. Soltoff terminates his employment for good reason, as defined in the agreement, the Company will pay his base salary through the date of termination and will pay Mr. Soltoff severance in the amount of two times his then current base salary. The Company determined that the actuarial present value of the death benefit was approximately $18,700 at September 30, 2008, and has reflected this amount in the caption “accrued compensation” in the accompanying unaudited condensed consolidated balance sheet. In addition, the Company will pay Mr. Soltoff for all accrued but unused vacation time through the date of termination, and will reimburse him for all reasonable business expenses incurred prior to termination, but not reimbursed as of the termination date.

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

The Company leases its office facilities under two non-cancelable leases expiring in February 2010 and December 2009, respectively. Minimum annual lease payments due subsequent to September 30, 2008 are approximately as follows:

Period from October 1, 2008 through December 31, 2008	$104,500
Years ending December 31:
2009	426,900
2010	60,100

Total minimum lease payments	$591,500

Rent expense for the three months ended September 30, 2008 and 2007 was approximately $117,400 and $116,100, respectively, including $23,900 and $22,600, respectively, for a share of operating expenses. Rent expense for the nine months ended September 30, 2008 and 2007 was approximately $348,200 and $348,000, respectively, including $67,600 and $67,300, respectively, for a share of operating expenses. Rent expense is being recorded on the straight line basis over the term of the lease in accordance with SFAS No. 13, Accounting for Leases.

NOTE 13 – STOCKHOLDERS’ EQUITY

Authorized shares

On November 10, 2006, the Company’s stockholders approved an increase in the authorized shares of the Company’s Common Stock to 190,000,000 shares and the increase was effectuated by a filing with the Delaware Secretary of State on November 16, 2006. On April 12, 2007, a registration statement covering 128,940,395 shares of the Company’s Common Stock, including shares underlying the Debentures, was declared effective by the Securities and Exchange Commission.

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

On September 2, 2008, the SEC declared effective the Company’s registration statement covering 14,578,417 shares of the Company’s Common Stock.

Series B Preferred Stock

On March 26, 2008, Debenture holders exchanged $18,361,700 of Debenture principal for 10,801 shares of the Company’s Series B Preferred stock, pursuant to the First Closing.

On March 31, 2008, a holder of Series B Preferred Stock exercised conversion rights on 594 shares of Series B Preferred, and the Company issued 5,940,000 shares of its Common Stock pursuant to such conversion.

On April 1, 2008, a holder of Series B Preferred Stock exercised conversion rights on 173 shares of Series B Preferred, and the Company issued 1,730,000 shares of its Common Stock pursuant to such conversion.

On April 3, 2008, holders of Series B Preferred Stock exercised conversion rights on 60.8236 shares of Series B Preferred, and the Company issued 608,236 shares of its Common Stock pursuant to such conversion.

On April 8, 2008, a holder of Series B Preferred Stock exercised conversion rights on 485 shares of Series B Preferred, and the Company issued 4,850,000 shares of its Common Stock pursuant to such conversion.

On May 22, 2008, a holder of Series B Preferred Stock exercised conversion rights on 29.4118 shares of Series B Preferred, and the Company issued 294,118 shares of its Common Stock pursuant to such conversion.

On June 11, 2008, a holder of Series B Preferred Stock exercised conversion rights on 29.4118 shares of Series B Preferred, and the Company issued 294,118 shares of its Common Stock pursuant to such conversion.

On July 25, 2008, a holder of Series B Preferred Stock exercised conversion rights on 29 shares of Series B Preferred, and the Company issued 294,118 shares of its Common Stock pursuant to such conversion.

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

On August 7, 2008, a holder of Series B Preferred Stock exercised conversion rights on 56 shares of Series B Preferred, and the Company issued 560,000 shares of its Common Stock.

Common Stock Purchase Warrants

The Company, upon its acquisition of the net assets and business of STAC effective February 3, 2006, issued to the Debentures investors, seven year Warrants to purchase an aggregate of 10,081,607 shares of the Company’s Common Stock exercisable at $0.01 per share in amounts proportionate to the face amount of the Debentures. The Warrants are exercisable through October 30, 2012. The Warrants feature a cashless exercise provision, which provides (a) the holder with the right, any time after one year from their date of issuance through their date of termination (and only in the event that there is not an effective registration or prospectus covering the resale of the underlying stock), to exercise such Warrants using the cashless exercise feature and/or (b) for an automatic cashless exercise on the date of termination. The Company can consent to a cashless exercise of the Warrants at the request of the holder at anytime. A cashless exercise will result in a net share settlement of the Warrants based on a formula in which the net shares issuable is based upon the then fair value of the Company’s common stock. The Company evaluated the classification of these Warrants at the date of consolidation in accordance with EITF 00-19 and determined that they are equity instruments because (a) net share settlement is within the Company’s control and (b) the cashless exercise feature does not potentially result in the issuance of an indeterminate number of shares.

As described below, Debenture Holders to date have elected to exercise an aggregate of 6,850,877 of their common stock purchase warrants resulting in the issuance of an aggregate of 6,821,460 shares of common stock, including the effects of having net-share settled certain of the warrants through the holders’ use of the cashless exercise feature. At September 30, 2008, 3,230,730 warrants remained outstanding with respect to this financing transaction.

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

At December 31, 2007, the Company had 8,697,487 outstanding Common Stock purchase warrants with a weighted average exercise price of $0.53 per share.

A summary of the Company’s outstanding common stock purchase warrants granted through September 30, 2008 and changes during the period is as follows:

	Number of warrants	Weighted average exercise price
Outstanding at January 1, 2008	8,697,487	$0.52
Granted	—	—
Exercised	—	—
Forfeited	(1,336,757)	2.59

Outstanding at September 30, 2008	7,360,730	$0.14

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

A description of each the Company’s plans that are in effect during the reporting period, including the number of shares reserved for issuance and shares that remain available for grant as of September 30, 2008 is as follows:

2005 Incentive Stock Plan

On June 21, 2005, the Company adopted the 2005 Incentive Stock Plan (the “2005 Plan”), which was approved by its stockholders on August 9, 2005. The 2005 Plan provides for the grant of options and the issuance of restricted shares. An aggregate of 3,300,000 shares of common stock is reserved for issuance under the 2005 Plan. Both incentive and nonqualified stock options may be granted under the 2005 Plan. The 2005 Plan terminates on June 21, 2015. The exercise price of options granted pursuant to this plan may not be less than 100% of the fair market value of the Company’s common stock on the date of grant and the term of options granted under this plan may not exceed 10 years. For holders of 10% or more of the combined voting power of all classes of the Company’s stock, options may not be granted at less than 110% of the fair value of the Company’s common stock on the date of grant and the term of such options may not exceed 5 years. As of September 30, 2008, an aggregate of 2,671,500 shares and options have been granted under the plan, leaving an aggregate of 628,500 shares available for future issuance. As of December 31, 2007, an aggregate of 3,008,500 shares and options have been granted under the plan.

2005 Directors Plan

On August 9, 2005, by written consent, a majority of the Company’s stockholders approved the Company’s 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”). The 2005 Directors Plan provides for the grant of up to 2,000,000 non-qualified stock options to non-employee directors of the Company. The plan also provides for (a) each newly elected or appointed director (other than the Chairman) to be granted options to purchase 50,000 shares of common stock, of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant, and (b) for each such director to be an granted an additional option to purchase 50,000 shares of common stock on the second anniversary of their initial election or appointment of which 50% would become exercisable on the date which is one year from the date of grant and the remaining 50% would become exercisable on the date which is two years from the date of grant. All options granted under the 2005 Directors Plan have a maximum term of ten years, subject to accelerated vesting in the event of a change in control of the Company. As of September 30, 2008, an aggregate of 1,100,000 options have been granted under the plan, leaving an aggregate of 900,000 shares available for future issuance. As of December 31, 2007, an aggregate of 1,200,000 shares and options have been granted under the plan.

2006 Incentive Stock Plan

The 2006 Incentive Plan was adopted by the Board of Directors on March 3, 2006 (the “2006 Plan”) and received stockholder approval on July 10, 2006. An aggregate of 2,700,000 shares of Common Stock have been reserved for issuance under the 2006 Plan. Under the 2006 Plan, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2006 Plan is currently administered by the Compensation Committee of the Board of Directors. As of September 30, 2008, an aggregate of 2,032,500 shares and options have been granted under the plan, leaving an aggregate of 667,500 shares available for future issuance. As of December 31, 2007, an aggregate of 2,566,000 shares and options have been granted under the plan.

2007 Incentive Stock Plans

The Company’s Board of Directors adopted the 2007 Incentive Stock Plan A and the 2007 Incentive Stock Plan B on November 15, 2006, (the “2007 Plans”). An aggregate of 3,000,000 shares of Common Stock have been reserved for issuance under each of the 2007 Plans. Under the 2007 Plans, the Company is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options and restricted stock. The 2007 Plans are currently administered by the Compensation Committee of the Board of Directors. The Company has not made any grants under such plans. On April 28, 2008, the Board of Directors approved an increase in the number of shares of Common Stock reserved for issuance under each of the 2007 Plans to 5,000,000 shares. These amendments to the 2007 Plans were approved by the stockholders in June 2008. As of September 30, 2008, an aggregate of 100,000 shares and options have been granted under the 2007 Incentive Stock Plan A, leaving an aggregate of 2,900,000 shares available for future issuance. There were no shares and options granted under the 2007 Incentive Stock Plan B.

A summary of the status of the Company’s outstanding stock options as of September 30, 2008 and changes during the nine months ended September 30, 2008 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term (in years)
Outstanding at January 1, 2008	6,774,500	$1.13
Granted	100,000	0.04
Exercised	—	—
Forfeited or Expired	(970,500)	$0.66

Outstanding at September 30, 2008	5,904,000	$1.18	7.13

Options exercisable at September 30, 2008	3,721,770	$1.55	6.65

At September 30, 2008, there was no intrinsic value of options outstanding based on the September 30, 2008 closing price of the Company common stock ($0.02 per share).

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 contains ‘‘forward-looking statements. Generally, the words ‘‘believes’’, ‘‘anticipates,’’ ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘estimate,’’ ‘‘continue,’’ and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements which include, but are not limited to, statements concerning the Company’s expectations regarding its working capital requirements, financing requirements, business prospects, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. Such statements are subject to certain risks and uncertainties, including the matters set forth in this Quarterly Report, the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, or other reports or documents the Company files with the SEC from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update these forward-looking statements. In addition, the forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause the actual results, performance or achievements of the Company to differ materially from those expressed in or implied by the forward-looking statements contained herein.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a holding company organized for the purpose of acquiring, owning, and managing various marketing and advertising businesses, primarily involving the Internet. Since February 2006 the SendTec direct response marketing services business of our wholly-owned subsidiary, SendTec Acquisition Corp. (“STAC”), has been our sole line of business. On March 17, 2006, our Board of Directors authorized us to change our name to SendTec, Inc. and on July 10, 2006 our stockholders approved the name change. Our results of operations for the three and nine months ended September 30, 2008 consist of STAC and the Company.

Results of Operations

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Revenues were approximately $5.0 million for the three months ended September 30, 2008, as compared to revenues of $7.4 million for the three months ended September 30, 2007, a decrease of $2.4 million or 32.0%. A summary of the components of our revenue are as follows:

	For the three months ended September 30,		Increase (Decrease)
	2008	2007	Amount	%	% of total revenue
Internet advertising	$2,270,281	$4,374,846	$(2,104,565)	(48.1)%	(28.5)%
Online search	1,321,006	1,192,408	128,598	10.8%	1.7%
Direct response media	438,847	707,417	(268,570)	(38.0)%	(3.7)%
Advertising programs	969,412	1,080,217	(110,805)	(10.3)%	(1.5)%

Revenues	$4,999,546	$7,354,888	$(2,355,342)	(32.0)%	(32.0)%

•

Our internet advertising revenues decreased because one of our largest clients in 2007 ended their advertising campaign in September 2007. Accordingly, this revenue did not recur in 2008. For the three months ended September 30, 2007 this revenue totaled $1.3 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 10.8% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues decreased from a reduction in media spending from existing clients.

•	Our advertising program revenues decreased due to fewer projects being completed during the three months ended September 30, 2008 as compared to the prior year period.

Costs of revenues were approximately $1.9 million for the three months ended September 30, 2008. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $1.5 million, and $0.4 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported net of related costs. Costs of revenues were approximately $3.5 million for the three months ended September 30, 2007. The cost of revenues of our internet advertising was $3.1 million, and $0.4 million was from our offline advertising programs.

Gross profit decreased approximately $0.8 million to $3.1 million for the three months ended September 30, 2008 from gross profit of $3.9 million for the comparable prior year period. The decrease in gross profit is due in part to the decrease in revenue and in part to the change in the mix of components of our revenues.

Gross profit was approximately $3.1 million for the three months ended September 30, 2008, or 61.9% of revenues. The decrease in gross profit is due in part to the decrease in revenue and in part due to the change in the mix of components of our revenues. Gross profit from our internet advertising business was $0.7 million, or 31.9% of our internet advertising revenues for the three months ended September 30, 2008, while our gross profit from offline advertising programs was $0.6 million, or 62.8% of offline advertising program revenue. Gross profit from our other revenue sources was $1.3 million for online search, and $0.5 million for direct response media. Gross profit was approximately $3.9 million for the three months ended September 30, 2007, or 52.7% of revenues. Gross profit from our internet advertising business was $1.3 million, or 29.4% of our internet advertising revenues for the three months ended September 30, 2007, while our gross profit from offline advertising programs was $0.7 million, or 64.1% of offline advertising program revenue. Gross profit from our other revenue sources was $1.2 million for online search, and $0.7 million for direct response media.

Salaries, wages and benefits expenses were approximately $2.3 million for the three months ended September 30, 2008, as compared to $2.7 million for the comparable prior year period, a decrease of $0.4 million, or 13.0%. The decrease is primarily due to the decrease in staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 47.1% of revenues for the three months ended September 30, 2008 from 36.8% of revenues for the comparable prior year period.

Professional fees were approximately $0.3 million for the three months ended September 30, 2008 as compared to $0.2 million for the comparable prior year period, an increase of $0.1 million, or 24.5%. The increase is primarily due to increased professional fees in connection with filing registration statements with the SEC.

Other general and administrative expenses increased approximately $0.1 million to $2.3 million for the three months ended September 30, 2008, as compared to $2.2 million for the comparable prior year period. Our other general and administrative expenses as a percentage of revenues were 45.4% for the three months ended September 30, 2008, as compared to 30.5% of revenues for the comparable prior year period. Significant changes in the components of other general and administrative expenses were an increase in bad debts expense of $2.2 million which was principally offset by a decrease in the costs of litigation settlements, and the non-cash operating gain as a result of a litigation settlement.

Operating losses increased approximately $0.6 million to an operating loss of $1.9 million for the three months ended September 30, 2008, from $1.3 million for the three months ended September 30, 2007. The increase in the operating loss is the result of the decrease in our gross profit of $0.8 million, the decrease in our salaries wages and benefits of $0.4 million, the increase in professional fees of $0.1 million, and the increase in our other general and administrative expenses of $0.1 million.

Other income (expense) increased $5.6 million to other income of $2.5 million for the three months ended September 30, 2008 from other expense of $3.1 million for the comparable prior year period. It is comprised of the following:

•

Gain from troubled debt restructuring – we recorded a gain of approximately $2.5 million on the recapitalization agreement for the restructure of our debentures during the three months ended September 30, 2008. The gain is non-cash in nature. We did not have any such transaction during the three months ended September 30, 2007.

•	Interest income – we earned approximately $6,000 in interest on bank deposits for the three months ended September 30, 2008, as compared to $26,000 for the three months ended September 30, 2007.

•

Interest expense – interest expense decreased $3.2 million to $5,000 for the three months ended September 30, 2008 from $3.2 million for the comparable prior year period. The decrease is substantially due to the decrease in Debenture interest. In March 2008, we restructured our Debentures, and as a result, we did not incur any interest on the Debentures during the three months ended September 30, 2008. We incurred total interest expense on the Debentures of approximately $3.2 million for the three months ended September 30, 2007. Included in interest expense is $0.5 million of interest that was paid to our Debenture holders and a non-cash interest charge of $2.7 million to amortize the debt discount.

Our provision for income taxes (benefits) is zero in both periods. For the three months ended September 30, 2008 and 2007, a provision for income taxes was not made because after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported net income of approximately $0.6 million for the three months ended September 30, 2008, compared to a net loss of approximately $4.4 million for the three months ended September 30, 2007. Included in the net income for the three months ended September 30, 2008 are non-cash gains of $3.7 million, and non-cash expenses totaling $2.8 million. Included in the net loss for the three months ended September 30, 2007 are non-cash expenses totaling $3.7 million.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Revenues were approximately $16.3 million for the nine months ended September 30, 2008, as compared to revenues of $24.5 million for the nine months ended September 30, 2007, a decrease of $8.2 million or 33.6%. A summary of the components of our revenue are as follows:

	For the nine months ended September 30,		Increase (Decrease)
	2008	2007	Amount	%	% of total revenue
Internet advertising	$8,164,327	$15,790,623	$(7,626,296)	(48.3)%	(31.2)%
Online search	4,167,424	3,394,638	772,786	22.8%	3.2%
Direct response media	1,469,641	1,938,268	(468,627)	(24.2)%	(1.9)%
Advertising programs	2,460,592	3,238,426	(777,834)	(24.0)%	(3.2)%
Other	—	123,029	(123,029)	(100.0)%	(0.5)%

Revenues	$16,261,984	$24,484,984	$(8,223,000)	(33.6)%	(33.6)%

•

Our internet advertising revenues decreased because one of our largest clients in 2007 ended their advertising campaign in September 2007. Accordingly, this revenue did not recur in 2008. For the nine months ended September 30, 2007 this revenue totaled $6.1 million, and we do not expect this revenue to recur in subsequent periods.

•	Our online search revenues increased 22.8% from the prior year, principally from the addition of new clients.

•	Our direct response media revenues decreased from a reduction in media spending from existing clients.

•	Our advertising program revenues decreased due to fewer projects being completed during the nine months ended September 30, 2008 as compared to the prior year period.

•	Our other revenue decreased as a result of the loss of our sole contract in April 2007. Such revenue did not recur during 2008.

Costs of revenues were approximately $6.1 million for the nine months ended September 30, 2008. Costs of revenues principally include the costs of media providers and direct production costs. The cost of revenues of our internet advertising was $5.6 million, and $0.5 million was from our offline advertising programs. There are no costs of revenues from online search, direct response media, and branded media, since those revenue streams are reported net of related costs. Costs of revenues were approximately $12.5 million for the nine months ended September 30, 2007. The cost of revenues of our internet advertising was $11.3 million, and $1.2 million was from our offline advertising programs.

Gross profit decreased approximately $1.8 million to $10.2 million for the nine months ended September 30, 2008 from gross profit of $12.0 million for the comparable prior year period. Gross profit was approximately $10.2 million for the nine months ended September 30, 2008, or 62.5% of revenues. The decrease in gross profit is due in part to the decrease in revenue and in part due to the change in the mix of components of our revenues. Gross profit from our internet advertising business was $2.5 million, or 31.0% of our internet advertising revenues for the nine months ended September 30, 2008, while our gross profit from offline advertising programs was $2.0 million, or 81.0% of offline advertising program revenue. Gross profit from our other revenue sources was $4.2 million for online search, and $1.5 million for direct response media. Gross profit was approximately $12.0 million for the nine months ended September 30, 2007, or 49.0% of revenues. Gross profit from our internet advertising business was $4.5 million, or 28.3% of our internet advertising revenues for the nine months ended September 30, 2007, while our gross profit from offline advertising programs was $2.1 million, or 63.8% of offline advertising program revenue. Gross profit from our other revenue sources was $3.4 million for online search, $1.9 million for direct response media, and $0.1 million from other sources.

Salaries, wages and benefits expenses were approximately $7.7 million for the nine months ended September 30, 2008, as compared to $8.5 million for the comparable prior year period, a decrease of $0.8 million, or 10.4%. The decrease is primarily due to the decrease in staff in the areas of sales, account management, operations, and information technology. As a percentage of net revenues, salaries, wages and benefits increased to 47.1% of revenues for the nine months ended September 30, 2008 from 34.9% of revenues for the comparable prior year period.

Professional fees decreased approximately $0.4 million to $0.6 million for the nine months ended September 30, 2008 as compared to $1.0 million for the comparable prior year period. The decrease is primarily due to lower professional fees related to litigation costs.

There were no restructuring charges for the nine months ended September 30, 2008, as compared to restructuring charges of $0.5 million for the nine months ended September 30, 2007. As a result of the loss of our sole contract in the branded media line of business in April 2007, we restructured operations and incurred $0.5 million in costs related to severance arrangements and the redeployment of personnel for the nine months ended September 30, 2007.

Other general and administrative expenses decreased approximately $0.8 million to $4.6 million for the nine months ended September 30, 2008, as compared to $5.4 million for the comparable prior year period. Our other general and administrative expenses as a percentage of revenues were 28.4% for the nine months ended September 30, 2008, as compared to 21.9% of revenues for the comparable prior year period. Significant changes in the components of other general and administrative expenses were an increase in bad debts expense of $2.1 million which was principally offset by a decrease in the costs of litigation settlements, and the non-cash operating gain as a result of a litigation settlement.

Operating losses decreased approximately $0.7 million to an operating loss of $2.7 million for the nine months ended September 30, 2008, from $3.4 million for the nine months ended September 30, 2007. The decrease in the operating loss is the result of the decrease in our gross profit of $1.8 million, the decrease in our salaries wages and benefits of $0.8 million, the decrease in our professional fees of $0.4 million, the decrease in our restructuring charges of $0.5, and the decrease in our other general and administrative expenses of $0.8 million.

Other income (expense) increased $16.3 million to other income of $6.2 million for the nine months ended September 30, 2008 from other expense of $10.1 million for the comparable prior year period. It is comprised of the following:

•

Gain from troubled debt restructuring – we recorded a gain of approximately $9.1 million on the recapitalization agreement for the restructure of our debentures during the nine months ended September 30, 2008. The gain is non-cash in nature. We did not have any such transaction during the nine months ended September 30, 2007.

•	Interest income – we earned approximately $36,000 in interest on bank deposits for the nine months ended September 30, 2008, as compared to $107,000 for the nine months ended September 30, 2007.

•

Interest expense – interest expense decreased $7.3 million to $3.0 million for the nine months ended September 30, 2008 from $10.3 million for the comparable prior year period. The decrease is due in part to amortization of the debt discount as a result of the restructuring of our Debentures in March 2008, and in part to conversions during 2007 of Debentures into our Common Stock. In March 2008, we restructured our Debentures, and as a result, we did not incur any interest on the Debentures subsequent to March 2008. We incurred total interest expense on the debentures of approximately $2.9 million for the nine months ended September 30, 2008. Included in interest expense is $0.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $2.4 million to amortize the debt discount. We incurred total interest expense on the Debentures of approximately $10.2 million for the nine months ended September 30, 2007. Included in interest expense is $1.5 million of interest that will require payment to our Debenture holders and a non-cash interest charge of $8.7 million to amortize the debt discount.

•

Registration rights penalty – we entered into an agreement to register the resale of the shares of Common Stock held by our Debenture holders, and preferred stockholders, as well as those shares that would be issuable if our Debenture holders converted our Debentures and exercised warrants that they hold into shares of our Common Stock. The agreement stipulated that if the registration statement was not filed and declared effective within certain contractual timeframes we would be subject to a registration rights penalty. The registration statement for the shares was declared effective on July 14, 2006. A new registration statement for the additional shares of Common Stock issuable upon conversion of our Debentures as a result of the restructuring, effective November 10, 2006, was declared effective on April 12, 2007. In addition, shares issued pursuant to the Recapitalization Agreement on March 26, 2008 are subject to the registration rights agreement. During the nine months ended September 30, 2008, management believes the probability of such penalty is minimal and has estimated the amount of the penalty for all stock issue to have increased by $26,800. The reduction in the registration rights penalty for the nine months ended September 30, 2007 has been presented as a cumulative effect of a change in accounting principle in the accompanying unaudited condensed consolidated statement of operations.

Our provision for income taxes (benefits) is zero in both periods. For the nine months ended September 30, 2008 and 2007, a provision for income taxes was not made because any income would be offset by net operating loss carryforwards and after evaluating all available evidence, we believe that a valuation allowance is necessary to offset against any potential deferred tax assets.

We reported net income of approximately $3.5 million for the nine months ended September 30, 2008, compared to a net loss before cumulative effect of change in accounting principle of approximately $13.5 million for the nine months ended September 30, 2007. Included in the net income for the nine months ended September 30, 2008 are non-cash gains of $10.3 million and non-cash expenses totaling $6.4 million. Included in the net loss for the nine months ended September 30, 2007 are non-cash expenses totaling $10.7 million.

Effective January 1, 2006, we adopted FSP EITF 00-19-2, “Accounting for Registration Payment Arrangements.” The adoption of this pronouncement did not have a material effect on our financial statements. As a result of the adoption, we recorded a reduction in the registration rights penalty of $88,500, which is presented as a cumulative effect of change in accounting principle in the accompanying unaudited condensed consolidated statement of operations for the nine months ended September 30, 2007.

We reported net income of approximately $3.5 million for the nine months ended September 30, 2008, compared to a net loss of $13.5 million for the nine months ended September 30, 2007. Included in the net income for the nine months ended September 30, 2008 are non-cash gains of $10.3 million and non-cash expenses totaling $6.4 million. Included in the net loss for the nine months ended September 30, 2007 are non-cash expenses totaling $10.7 million, and a cumulative effect of change in accounting principle of $88,500.

Liquidity and Capital Resources

We generated approximately a $3.5 million income from operations for the nine months ended September 30, 2008, which includes an aggregate of approximately $10.3 million of non-cash gains relating to a non-cash gain from troubled debt restructuring of $9.1 million and a non-cash gain from a litigation settlement of $1.2 million, and $6.4 million in non-cash charges relating to non-cash interest of $2.5 million, depreciation and amortization of $1.2 million, stock based compensation of $0.4 million, a provision for doubtful accounts of $2.3 million, and a registration rights penalty of $27,000.

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

During September 2008, our stockholders voted to increase our authorized Common Stock to 500,000,000 shares, which was a condition required under the Recapitalization Agreement.

At the Second Closing on July 31, 2008, the remaining Amended Debentures were exchanged for a combination of 1,978 shares of Series B Preferred, a cash settlement for fractional shares in the aggregate amount of $5,704, and debentures due July 31, 2011 (the “Residual Debentures”) in the aggregate amount of $11 million with no interest either payable of to be accrued and with no principal payments due prior to maturity. In addition, the remaining $11 million of Residual Debentures shall: (i) convert into Common Stock at a price of $0.17 per share; (ii) contain no financial covenants; (iii) be a senior and secured obligation of the Company; (iv) have pari-passu anti-dilution protection to the Series B Preferred; and (v) automatically convert into Series B Preferred when and if the Company raises $5 million in aggregate gross proceeds by July 31, 2009 in connection with the Concurrent Offering (as defined below).

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

As of September 30, 2008, we had a net working capital deficit of approximately $1.3 million, inclusive of a cash balance of approximately $1.9 million. Additionally, as noted above we incurred a net loss, before non-cash items of $489,000, for the nine-months ended September 30, 2008. Based upon our current financial position, if these net losses continue, management has significant doubts whether we can continue to fund its operations, without the infusion of additional capital. We are currently exploring opportunities to raise additional capital to fund the operations of its business, however, we have not secured any commitments for new financing at this time and cannot provide any assurance that we will be successful in its efforts to raise the necessary capital. We are currently restricted from incurring additional indebtedness other than certain permitted indebtedness specified under the terms of the Amended Debentures.

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

Net cash flows used in operating activities for the nine months ended September 30, 2008 were $3.6 million as compared to $3.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, our net income from operations of approximately $3.5 million, adjusted for non-cash gains of $10.3 million and non-cash charges totaling $6.4 million, used $0.5 million in cash. Changes in assets and liabilities used $3.1 million in cash. For the nine months ended September 30, 2007, our net loss from continuing operations of approximately $13.5 million, adjusted for non-cash items totaling $10.8 million, used $2.7 million in cash. Changes in assets and liabilities used $0.4 million in cash.

Net cash flows used in investing activities for the nine months ended September 30, 2008 were $14,000 as compared to net cash used in investing activities of $0.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008 we used cash to purchase $14,000 of property and equipment. For the nine months ended September 30, 2007 we used cash to purchase property and equipment of $0.2 million.

Net cash flows provided by financing activities for the nine months ended September 30, 2008 were $1.1 million as compared to net cash used in financing activities of $0.2 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we received proceeds from the sale of our common stock of $1.2 million, and we made principal payments on capital lease obligations of $0.1 million. For the nine months ended September 30, 2007, we repurchased and retired common stock that was subject to redemption of $0.1 million, and we made principal payments on capital lease obligations of $0.1 million.

We reported a net decrease in cash for the nine months ended September 30, 2008 of $2.5 million as compared to a net decrease in cash of $3.5 million for the nine months ended September 30, 2007. At September 30, 2008 we had cash on hand of $1.9 million.

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates in the three and nine months ended September 30, 2008 and 2007 include the allowance for doubtful accounts, stock-based compensation, the useful life of property and equipment and intangible assets, impairment of intangible assets and goodwill, troubled debt restructuring, income taxes, and loss contingencies. We have also adopted certain policies with respect to our recognition of revenue that we believe are consistent with the guidance provided under Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104.

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

The Company has not recognized any income tax expense (benefit) in the accompanying financial statements for the three and nine months ended September 30, 2008 and 2007. Deferred tax assets, which principally arise from net operating losses, are fully reserved due to management’s assessment that, after consideration of utilization of a portion of the deferred tax assets realized as a result of the gain from troubled debt restructuring, it is now more likely than not that the benefit of these assets will not be realized in future periods.

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

We carry out a variety of on-going procedures, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

Management has identified a comprehensive list of risks and has specifically focused on risks related to financial reporting and disclosure. Management also reviewed the existence and effectiveness of controls at the entity and transaction level. Based on their evaluation and assessment, management believes that the Company’s system of ICOFR is effective as of September 30, 2008.

PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in certain claims and legal actions arising in the ordinary course of business. There can be no assurances that these matters will be resolved on terms acceptable to us and there can be no assurances that these matters will not have a material adverse effect on our financial position or results of operations.

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

Pursuant to an Asset Purchase Agreement, dated as of June 6, 2006, relating to certain discontinued operations of the Company, we believe the purchaser (Come & Stay, S.A.) is required to assume certain liabilities with respect to this matter, however, the purchaser has contested this fact. As a result, we commenced an arbitration proceeding before the International Chamber of Commerce seeking to have the purchaser assume liability for amounts that were paid by us to Leadclick, as mentioned in the preceding paragraph. During June 2008, we settled this action and received $110,000 which is reflected as a reduction to other general and administrative expenses in the accompanying unaudited condensed statement of operations for the nine months ended September 30, 2008.

On or about August 31, 2006, an action was commenced in the United States District Court for the Southern District of Florida (Case No. 06-61327) by Richard F. Thompson, as the putative class representative, against us and certain of our former officers and directors alleging securities laws violations in connection with the purchase of our stock during the period from May 24, 2005 to August 2006. The named plaintiff in the case previously filed suit against us, as an individual, in State Court in Indiana, which action was dismissed in July 2006. The Florida District Court permitted the plaintiff to file an amended complaint and on November 13, 2006, plaintiff filed a “First Amended Class Action Complaint” (the “First Amended Complaint”) adding an additional plaintiff, L. Alan Jacoby, who purportedly purchased 10,000 shares of our Common Stock in the open market, and naming additional former and present officers and directors of SendTec and others as defendants. The First Amended Complaint, styled as a class action, alleges violations of Section 11 and Section 12(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder. Plaintiffs claim, among other things, violations of the various acts: (a) by selling securities through persons who were not registered as agents and/or broker dealers with the Securities Exchange Commission or the States of Florida or Indiana and were not affiliated as an agent or representative of any broker/dealer; (b) by failing to disclose to purchasers of RelationServe Media, Inc. stock that they were selling securities of RelationServe stock through unregistered agents and broker/dealers which was in violation of state and federal securities laws which caused a substantial contingent liability for claims of rescission by investors and exposing RelationServe to substantial legal fees, criminal and civil liability which would have a material adverse impact to the RelationServe’s financial condition; (c) by failing to disclose that in July 2005 RelationServe’s Chief Executive Officer and Chief Operating Officer received evidence of accusations of employee theft of data and employee kickbacks had been made and the matter was so material that CEO hired an outside attorney to investigate the matter; (d) failing to disclose that a former director has previously been sued by stockholders of two other corporations; and (e) by failing to disclose that financial statements beginning the third quarter of 2005 were false and misleading as a senior officer Richard Hill, had directed that finance recognize income in the third quarter in violation of the Sarbanes-Oxley Act of 2002. The invoices directed to be recorded either did not exist or were otherwise untraceable, cancelled, or were never shipped, with the exception of just a few (adjustments to income that would be required as a result of the allegations, if any, relate to certain discontinued operations). In addition to the claims of securities law violations, plaintiffs claim violation of Section 20(a) of the Exchange Act as to controlling persons of SendTec, violations of the Florida Securities Act, violations of the Indiana Securities Act, sales of unregistered, non-exempt securities, violation of anti-fraud provisions under Indiana law, deception under Indiana law, and fraud. Plaintiffs seek rescission, damages, treble damages, punitive damages, compensatory damages, interest, costs, and attorney’s fees.

The First Amended Complaint repeats and re-alleges various claims made by Ohad Jehassi, our former Chief Operating Officer in a matter pending before the Circuit Court of the 17th Judicial Circuit, Broward County, Florida (Case No. 06-004597), Ohad Jehassi v. RelationServe Media, Inc., a Florida corporation, and RelationServe Media, Inc., d/b/a SendTec Acquisition Corp., a Florida corporation (the “Jehassi Complaint”). The initial complaint filed by Jehassi on or about April 5, 2006, alleged, among other things, that we breached our employment agreement with Jehassi and owe him salary and other benefits in connection with such alleged breach. On June 21, 2006, Jehassi filed an amended complaint adding a claim for an alleged violation of Florida’s “Whistleblower’s Act,” and on August 14, 2006, filed a third amended complaint adding a claim for unpaid wages under Florida statutes. Mr. Jehassi seeks damages of approximately $500,000 plus attorney’s fees, costs, and expenses and shares of our stock he alleges he is entitled to. We have asserted that Mr. Jehassi was removed from his position with us for cause and is therefore not entitled to any of the relief he seeks and have asserted a counterclaim against Mr. Jehassi related to the shares of our common stock Jehassi claims he is entitled to. The substance of Mr. Jehassi’s whistleblower claims have been adapted in the First Amended Complaint filed by Thompson as the basis for asserting that we filed false and misleading financial statements and that we violated the Sarbanes-Oxley Act of 2002. The court dismissed the First Amended Complaint on March 6, 2007. By the terms of the court’s order, the plaintiffs were given leave to refile a new complaint on or before March 19, 2007, and on March 19, 2007; plaintiffs filed a second amended complaint.

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

On July 25, 2007, Richard F. Thompson, along with new plaintiffs, Parabolic Investment Fund, Ltd and Gregory Thompson, filed a Class Action Complaint in the Circuit Court for the 17th Judicial Circuit in and for Broward County, Florida, on behalf of themselves, and others similarly situated naming us, and certain of our former officers and directors, as defendants. The plaintiffs claim violations of certain state laws regarding the sale of securities by unregistered broker/dealers and failure to report such violations. The Court dismissed the class action complaint, and plaintiffs subsequently filed a First Amended Class Action Complaint raising the same allegations. We filed a motion to dismiss the amended class action complaint and a hearing on the motion was heard on January 16, 2008. On March 27, 2008 our motion to dismiss was granted and the plaintiff’s amended complaint was dismissed.

On September 30, 2008 we received notice that Richard Thompson, Parabolic Investment Fund, Ltd., and Gregory Thompson had filed a complaint against SendTec, Inc. f/k/a RelationServe Media, Inc., Danielle Karp, Mandee Adler, Warren Musser, Scott Hirsch, and Scott Young (prior executives of the Company) in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. The complaint alleges the same causes of action as the prior action which was dismissed. We intend to vigorously defend itself with respect to this matter. However, its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on its financial position or results of operations.

On September 28, 2006, Wedbush Morgan Securities, Inc. (“Wedbush”) commenced arbitration against us seeking $500,000 in damages, plus interest and attorney’s fees, as a result of an alleged breach of contract. On October 29, 2007, the arbitrator awarded Wedbush $694,197, which we recorded during the year ended December 31, 2007. In December 2007, we filed a motion to vacate the arbitrator’s award in the United States District Court for the Central District of California, and the motion was denied. In April 2008 we filed an appeal of the final arbitrator’s award. On June 4, 2008, we entered into an agreement of forbearance with Wedbush in the amount of $724,381, including interest of $24,381, which we paid during the nine months ended September 30, 2008.

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

We received a letter dated August 11, 2006 from counsel to Sunrise Equity Partners, L.P. (“Sunrise”), demanding return of its $750,000 investment, with interest. Subsequently, counsel to Sunrise Equity Partners, L.P. has made demands for issuance of additional shares of Common Stock on the same basis as was provided in an amendment to our Debentures and has threatened legal action. On July 31, 2008, Sunrise commenced an action in the US District Court Southern District of New York, which was received by us on August 12, 2008. The action alleges, among other things, breach of contract and violation of security laws, and seeks compensatory damages, reasonable costs and expenses including attorney’s fees, and punitive damages. In response to the complaint, we filed a motion to dismiss. Sunrise’s opposition to the motion to dismiss is due to be filed in December 2008. We believe these claims to be substantially without merit and intend to vigorously contest this action, however its outcome or range of possible loss, if any, cannot be predicted at this time. We cannot provide any assurance that the outcome of this matter will not have a material adverse effect on our financial position or results of operations.

On September 14, 2007, we filed a breach of contract and collection of trade receivables action against a former customer, Cosmetique, Inc (“Cosmetique”). We are seeking recovery of approximately $2.2 million in invoiced advertising services, plus other commissions of approximately $0.2 million. In March 2008, Cosmetique filed a counterclaim alleging, among other things, breach of contract, negligent misrepresentation, fraud in the inducement, and violation of the Illinois Consumer Fraud and Deceptive Trade Practices Act. In making these claims Cosmetique alleges that SendTec made false statements, either intentionally or negligently, in the negotiation and/or performance of the parties’ contracts and that SendTec failed to comply with the terms of those contracts. SendTec strenuously denies these allegations and intends to vigorously defend these counter-claims.

Cosmetique’s failure to pay its obligations to us has caused us to delay payments to certain vendors for costs we incurred in connection with our work for Cosmetique. On May 5, 2008, one such vendor, Web Clients, Inc. d/b/a Webclients.net (a subsidiary of ValueClick, Inc.), filed a complaint against us in the Superior Court of the State of California seeking $592,033.75 for alleged breach of contract. The complaint was received by us on June 16, 2008 and seeks payment of certain costs incurred by us in connection with our work for Cosmetique. On July 22, 2008 we settled this matter with Web clients, Inc. for six monthly payments of $20,000 beginning in July 2008, which is included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet at September 30, 2008. As a result of the settlement, we recorded a non-cash gain of approximately $1.2 million, which is reflected as a reduction of other general and administrative expenses in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008. We are not aware of any vendor lawsuits that have been filed.

While it is impossible to predict the outcome of the Cosmetique litigation with certainty, we believe we have valid claims and intend to pursue them vigorously. The amounts due to us been reflected as accounts receivable in the accompanying consolidated balance sheet as of September 30, 2008 (unaudited) and December 31, 2007. We believe the ultimate resolution of this matter will not have a material adverse effect on our results of operations.

In December 2007, we filed an amended complaint for the collection of trade receivables against a former customer, Crystal Care International, Inc. We are seeking recovery of at least $282,000 of damages, as of December 31, 2007. In January 2008, Crystal Care filed a counterclaim alleging, among other things, negligence and unfair trade practices. The action is in the initial stage. While it is impossible to predict the outcome of any litigation with certainty, we believe we have valid claims and intend to pursue them vigorously. The amounts have been reflected as accounts receivable in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2008.

ITEM 1A.	RISK FACTORS.

There have been no material changes in our risk factors from the information provided in our “Risk Factors” included in Item 6, “Management’s Discussion and Analysis or Plan of Operation” in our Annual Report on Form 10-KSB and Form 10-KSB/A (Amendment No. 1) for the fiscal year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

A.    Exhibits

10.1	Form of Amendment to Recapitalization Agreement, dated as of August 22, 2008, by and among the Registrant, STAC, the Holders and the Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Amendment No. 2 to Registration Statement on Form S-3 (Registration No. 333-151813) filed with the SEC on August 22, 2008).

31.1	Section 302 Certification of the Chief Executive Officer*

31.2	Section 302 Certification of the Chief Financial Officer*

32.1	Section 906 Certification of Chief Executive Officer*

32.2	Section 906 Certification of Chief Financial and Accounting Officer*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SendTec, Inc.

November 19, 2008	By:	/s/ Paul Soltoff
Paul Soltoff
Chief Executive Officer
(Principal Executive Officer)

November 19, 2008	By:	/s/ Donald Gould, Jr
Donald Gould, Jr.
(Principal Financial Officer)